Form 10-Q
period 2021-09-30
TradeUP Acquisition Corp.
filed 2021-11-10
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from          to

Commission File Number:  001-40608

TradeUP Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-1314502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TradeUP Acquisition Corp. 437 Madison Avenue, 27th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(732) 910-9692
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	UPTD	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	UPTDW	The NASDAQ Stock Market LLC

Units, each consisting of one share of Common Stock and one-half of one Warrant	UPTDU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No ◻

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 10, 2021, 5,849,700 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

TRADEUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

September 30, 2021
Assets
Current assets:
Cash	$772,168
Prepaid expenses	7,966
Total current assets	780,134

Investments held in Trust Account	45,186,571
Total Assets	$45,966,705

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,000
Franchise tax payable	97,600
Total current liabilities	100,600

Deferred underwriters' marketing fees	1,550,500
Total Liabilities	1,651,100

Commitments and Contingencies

Common stock subject to possible redemption, 4,430,000 shares at conversion value of $10.20 per share	45,186,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 4,430,000 shares subject to possible redemption)	142
Additional paid-in capital	—
Accumulated deficit	(870,537)
Total Stockholders’ Deficit	(870,395)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$45,966,705

The accompany notes are an integral part of these unaudited condensed financial statement.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the Period
	For the	From January 6, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021

Formation and operating costs	$10,514	$14,892
Franchise tax expenses	97,600	97,600
Loss from Operations	(108,114)	(112,492)

Other income:
Interest earned on investment held in Trust Account	567	571

Loss before income taxes	(107,547)	(111,921)

Income taxes provision	—	—

Net loss	$(107,547)	$(111,921)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,505,761	1,207,978
Basic and diluted net income per share, common stock subject to possible redemption	$0.33	$1.78
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,280,067	1,096,503
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.99)	$(2.06)

The accompany notes are an integral part of these unaudited condensed financial statement.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 6, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Founders shares issued to the Sponsor	—	—	1,150,000	115	24,885	—	25,000
Forfeiture of Founders shares issued to the Sponsor	—	—	(1,150,000)	(115)	(24,885)	—	(25,000)
Founders shares issued to initial stockholders	—	—	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	—	—	(819)	(819)
Balance as of March 31, 2021	—	—	1,150,000	115	24,885	(819)	24,181
Net loss	—	—	—	—	—	(3,555)	(3,555)
Balance as of June 30, 2021	—	—	1,150,000	115	24,885	(4,374)	20,626
Sale of public units through public offering	—	—	4,430,000	443	44,299,557	—	44,300,000
Sale of private placement shares	—	—	312,200	31	3,121,969	—	3,122,000
Underwriters' discount	—	—	—	—	(886,000)	—	(886,000)
Underwriters' marketing fees	—	—	—	—	(1,550,500)	—	(1,550,500)
Other offering expenses	—	—	—	—	(582,974)	—	(582,974)
Forfeiture of common stock by initial stockholders	—	—	(42,500)	(4)	4	—
Reclassification of common stock subject to redemption	—	—	(4,430,000)	(443)	(43,516,256)	—	(43,516,699)
Allocation of offering costs to common stock subject to redemption	—	—	—	—	2,966,085	—	2,966,085
Accretion of carrying value to redemption value					(3,876,770)	(758,616)	(4,635,386)
Net loss	—	—	—	—	—	(107,547)	(107,547)
Balance as of September 30, 2021	—	$—	1,419,700	$142	$—	$(870,537)	$(870,395)

The accompany notes are an integral part of these unaudited condensed financial statement.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Period
From January 6, 2021
(inception) through
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(111,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(571)
Changes in operating assets and liabilities:
Prepaid expenses	(7,966)
Franchise tax payable	97,600
Net cash used in operating activities	(22,858)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(45,186,000)
Net cash used in investing activities	(45,186,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	25,000
Proceeds from sale of public units through public offering	44,300,000
Proceeds from sale of private placement shares	3,122,000
Payment of underwriters' discount	(886,000)
Payment of offering costs	(579,974)
Proceeds from issuance of promissory note to related party	300,000
Repayment on promissory note to related party	(300,000)
Net cash provided in financing activities	45,981,026

Net Change in Cash	772,168

Cash at beginning of period	—
Cash at end of period	$772,168

Supplemental Disclosure of Non-cash Financing Activities
Offering costs included in accounts payable and accrued expenses	$3,000
Deferred underwriters' marketing fees	$1,550,500
Reclassification of common stock subject to redemption	$43,516,699
Allocation of offering costs to common stock subject to redemption	$2,966,085
Accretion of carrying value to redemption value	$4,635,386

The accompany notes are an integral part of these unaudited condensed financial statement.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Organization and Business Operation

TradeUP Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 6, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. The Company has selected December 31 as its fiscal year end.

As of September 30, 2021, the Company had not commenced any operations. For the period from January 6, 2021 (inception) through September 30, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below in Note 4). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on July 14, 2021. On July 19, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 4. On July 21, 2021, the underwriters partially exercised the over-allotment option and purchased 430,000 units (the “Option Units”) at a price of $10.00 per Option Unit, generating gross proceeds of $4,300,000. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $3,019,474, consisting of $886,000 of underwriting fees, $1,550,500 of Business Combination Fee (defined in Note 8 below) and $582,974 of other offering costs. Following the expiration of the over-allotment option, 42,500 Founder Shares (defined below) were subsequently forfeited.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 295,000 shares of Common Stock (the “Private Placement Shares”) at a price of $10.00 per share in a private placement sale (the “Private Placement”) to the Company’s founders, or initial stockholders, include Tradeup INC. and its sponsor TradeUP Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $2,950,000 , which is described in Note 5. On July 21, 2021, the Company consummated the sale of additional 17,200 Private Placement Shares (the “Additional Private Placement Shares”) with the Sponsor at a price of $10.00 per Private Placement share, generating total proceeds of $172,000.

Following the closing of the Initial Public Offering on July 19, 2021, the issuance and sale of Option Units on July 21, 2021 and the issuance and sale of Private Placement Shares and Additional Private Placement Shares, $45,186,000 from the net proceeds of the sale of the Public Units and Option Units in the Initial Public Offering and from the sale of Private Placement Shares and Additional Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee. The aggregate amount of $45,186,000 ($10.20 per Public Unit) will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering, its return of the funds held in the Trust Account to its public shareholders as part of its redemption of the public shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Business Combination Fee and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period. The founders (not including the anchor investors who purchase units in the Initial Public Offering and certain membership interest in TradeUP Acquisition Sponsor LLC, if any), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

Liquidity and Capital Resource

As of September 30, 2021, the Company had $772,168 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering.

Prior to the Initial Public Offering, the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note from the Sponsor was repaid in full on July 19, 2021.

Upon the closing of the Initial Public Offering on July 19, 2021, the issuance and sale of Option Units on July 21, 2021 and the issuance and sale of Private Placement Shares and Additional Private Placement Shares, $45,186,000 of cash was placed in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or affiliates of the initial shareholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 6). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.  Offering costs were $582,974 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the Initial Public Offering and charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. (See Note 9).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2021, approximately $522,000 was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active market.
●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.  As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

		For the Period from
	For the	January 6, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021
Net loss	$(107,547)	$(111,921)
Accretion of carrying value to redemption value	(4,635,386)	(4,635,386)
Net loss including accretion of carrying value to redemption value	$(4,742,933)	$(4,747,307)

			For the Period From
	For the		January 6, 2021
	Three Months Ended		(inception) through
	September 30, 2021		September 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,474,339)	$(1,268,594)	$(2,488,475)	$(2,258,832)
Accretion of carrying value to redemption value	4,635,386	—	4,635,386	—
Allocation of net income/(loss)	$1,161,047	$(1,268,594)	$2,146,911	$(2,258,832)
Denominators:
Weighted-average shares outstanding	3,505,761	1,280,067	1,207,978	1,096,503
Basic and diluted net income/(loss) per share	$0.33	$(0.99)	$1.78	$(2.06)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of September 30, 2021, assets held in the Trust Account were comprised of $45,186,571 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$45,186,571

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering on July 19, 2019, the Company sold 4,000,000 Units at $10.00 per Public Unit, which does not include the 45-day option of the exercise of the underwriters’ 600,000 over-allotment option. On July 21, 2021, the underwriters partially exercised the over-allotment option and purchased 430,000 Option Units at a price of $10.00 per Option Unit, generating gross proceeds of $4,300,000.

The remaining 170,000 Option Units were expired on September 1, 2021. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $3,019,474, consisting of $886,000 of underwriting fees, $1,550,500 of Business Combination Fee (defined in Note 8 below) and $582,974 of other offering costs.

Each unit has an offering price of $10.00 and consists of one share of the Company’s common stock and one-half of one redeemable warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 4,430,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table.

As of
September 30,
2021
Gross proceeds	$44,300,000
Less:
Proceeds allocated to public warrants	$(783,301)
Offering costs of public shares	(2,966,085)
Plus:
Accretion of carrying value to redemption value	4,635,386
Common stock subject to possible redemption	$45,186,000

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 295,000 shares of Common Stock at a price of $10.00 per share, generating total proceeds of $2,950,000. On July 21, 2021, the Company consummated the sale of additional 17,200 Private Placement Shares with the Sponsor at a price of $10.00 per Private Placement share, generating total proceeds of $172,000. The proceeds from the sale of the Private Placement Shares were held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. The Sponsor will be permitted to transfer the Private Placement Shares held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such shares will be subject to the same agreements with respect to such securities as the founders. Otherwise, these Private Placement Shares will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of the Company’s Business Combination.

Note 6 — Related Party Transactions

Founder and Private Placement Shares

On January 20, 2021, the Sponsor acquired 1,150,000 founder shares for an aggregate purchase price of $25,000. On February 11, 2021, in connection with a restructure of the Sponsor, the Sponsor forfeited 1,150,000 founder shares upon the receipt of the refund of purchase price of $25,000. On February 12, 2021, the Sponsor acquired 920,000 founder shares for a purchase price of $20,000 and Tradeup INC. acquired 230,000 founder shares for a purchase price of $5,000, respectively (collectively as the “Founder Shares”).

As of September 30, 2021, there were 1,107,500 Founder Shares issued and outstanding, net of the forfeiture of the 42,500 Founder Shares as the underwriters’ over-allotment is not exercised in full by September 1, 2021, 45-day from the date of the Initial Public Offering. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering.

The founders have agreed not to transfer, assign or sell 50% of its Founder Shares until the earlier to occur of: (A) six months after the date of the consummation of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

On July 19, 2021, the Company consummated the sale of 295,000 Private Placement Shares at a price of $10.00 per share in the Private Placement to the Sponsor, generating gross proceeds of $2,950,000. On July 21, 2021, the Company consummated the sale of additional 17,200 Private Placement Shares with the Sponsor at a price of $10.00 per Private Placement share, generating total proceeds of $172,000. The Private Placement Shares are identical to the shares of common stock sold as part of the units in this Initial Public Offering, subject to limited exceptions. The Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination.

Promissory Note — Related Party

On January 19, 2021, the Sponsor has agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) June 20, 2021 or (2) the closing of the Initial Public Offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. On June 19, 2021 the Sponsor has agreed to extend the maturity date of the loan to the Company to the earlier of August 31, 2021 or the closing date of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 19, 2021.

Related Party (Working Capital) Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the founders or an affiliate of the founders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into private Placement shares, at a price of $10.00 per share at the option of the lender. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of September 30, 2021, the Company had no borrowings under the working capital loans.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Shares and common stock that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 600,000 Option Units to cover over-allotments, if any. On July 21, 2021, the Underwriters partially exercised the over-allotment option and purchased 430,000 Option Units at a price of $10.00 per Option Unit, generating gross proceeds of $4,300,000. The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering and the sale of Option Units or $886,000 to the underwriters at the closing of the Initial Public Offering and the sale of Option Units.

Business Combination Marketing Agreement

The Company is obligated to pay the underwriters a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units as discussed in Note 8.

Note 8 — Deferred Underwriters’ Marketing Fees

The Company is obligated to pay the underwriters a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units. Upon completion of the Business Combination, $1,550,500 will be paid to the underwriters from the funds held in the Trust Account.

Note 9 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Common stock— The Company is authorized to issue up to 30,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2021, there were 1,419,700 shares of common stock issued and outstanding, excluding 4,430,000 shares of common stock subject to possible redemption.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Warrants— In July 2021, the Company issued 2,215,000 warrants in connection with the Initial Public Offering and the sale of the Option Units. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial Business Combination, it will use its reasonable commercially reasonable efforts to file, and within 60 business days following its initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on third business day before the Company send the notice of redemption to the warrant holders.

The Company accounted for the 2,150,000 warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the warrant as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $0.7 million, or 0.36 per Unit.

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.  There was no income tax expense for the three months ended September 30, 2021 and for the period from January 6, 2021 (inception) through September 30, 2021.

The income tax provision (benefit) consists of the following for the three months ended September 30, 2021 and for the period from January 6, 2021 (inception) through September 30, 2021:

For the Period from
	For the	January 6, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(22,585)	(23,503)
State	—	—
Valuation allowance	22,585	23,503
Income tax provision	$—	$—

The Company’s net deferred tax assets were as follows as of September 30, 2021

Deferred tax assets:
Net operating loss carryover	$23,503
Total deferred tax assets	23,503
Valuation allowance	(23,503)
Deferred tax asset, net of allowance	$—

As of September 30, 2021, the Company had $23,503 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 11 — Revision of Prior Period Financial Statement

In preparation of the Company’s financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The impact of the revision to the audited balance sheet as of July 19, 2021 is presented below:

As of July 19, 2021	As Reported	Adjustment	As Adjusted
Balance Sheet
Common stock subject to possible redemption	$35,187,644	$5,612,356	$40,800,000

Stockholders’ Equity:
Common stock	200	(55)	145
Additional paid in capital	5,004,182	(5,004,182)	—
Accumulated deficit	(4,374)	(608,119)	(612,493)
Total Stockholders’ Equity	$5,000,008	$(5,612,356)	$(612,348)

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date on which the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TradeUP Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to TradeUP Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on April 30, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placements of the private shares, our capital stock, debt or a combination of cash, stock and debt.

We are a blank check company incorporated as a Delaware corporation on January 6, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsor, TradeUP Acquisition Sponsor LLC (the “Sponsor”) and Tradeup INC. (collectively with the Sponsor, the “Founders”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 26, 2021 (inception) through September 30, 2021, we had a net loss of $111,921, which consisted of formation and operating costs and franchise tax expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On July 19, 2021, we consummated the Initial Public Offering of 4,000,000 Public Units at a price of $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 295,000 common stock as Private Placement Shares to the Sponsor at a price of $10.00 per share generating gross proceeds of $2,950,000.

On July 21, 2021, in connection with the underwriters’ exercise of their over-allotment option, we issued an additional 430,000 Unit at a price of $10.00 per Unit, generating gross proceeds of $4,300,000, and simultaneously with such closing consummated the sale of 17,200 shares of common stock as Private Placement Shares to the Founders at a price of $10.00 per share, among which, the Sponsor purchased 13,760 Additional Private Placement Shares and Tradeup INC. purchased 3,440 Additional Private Placement Shares, generating gross proceeds of $172,000. Following the expiration of the remaining over-allotment option, 42,500 founder shares were subsequently forfeited.

Following the closings of the Initial Public Offering on July 19, the sales of over-allotment option unit, and the sales of the Private Placement Shares on July 21, 2021, a total of $45,186,000 was placed in the Trust Account, and we had $767,026 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. In connection with the Initial Public Offering, we incurred $3,019,474 in transaction costs, including $886,000 of underwriting fees, $1,550,500 of fees payable to underwriters under a business combination marketing agreement upon the consummation of an Initial Business Combination, and $582,974 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into Class A common stock, at a price of $10.00 per share at the option of the lender. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the founder shares, the Private Placement Shares, and any common stock that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the Initial Public Offering and charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.  As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the correction of previously filed financial statements (See Item 1, Note 11).

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statement (See Item 1, Note 11), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 14, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 19, 2021, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 19, 2021, simultaneously with the closing of the initial public offering (the “IPO”), the Company completed the private placement sale of 295,000 shares of Common Stock (the “Private Placement Shares”), among which, the Sponsor purchased 236,000 Private Placement Shares and Tradeup INC. purchased 59,000 Private Placement Shares at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $2,950,000.

On July 21, 2021, the Company completed a private placement sale of 17,200 shares of Common Stock at a purchase price of $10.00 per share (the “Additional Private Placement Shares”), among which, the Sponsor purchased 13,760 Additional Private Placement Shares and Tradeup INC. purchased 3,440 Additional Private Placement Shares, generating total proceeds of $172,000.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On July 19, 2021, we consummated the IPO of 4,000,000 units (the “Units”), at a price of $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 295,000 Private Placement Shares, to our Founders in Private Placement generating gross proceeds of $2,950,000. The net proceeds from the IPO together with certain of the proceeds from the Private Placement, $40,800,000 in the, were placed in the Trust Account  established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

On June 19, 2021, the underwriters elected to partially exercise their over-allotment option to purchase 430,000 Option Units at a purchase price of $10.00 per Unit, generating gross proceeds of $4,300,000, and net proceeds to the Company of approximately $4,214,000 in the aggregate after deducting the underwriter discount (the “Option Unit Proceeds”). In addition, simultaneously with the sale of the Option Units, we consummated the sale of an additional 17,200 Additional Private Placement Shares at $10.00 per share, generating gross proceeds of $172,000 (the “Private Placement Proceeds” and, together with the Option Unit Proceeds, the “Over-allotment Proceeds”). A total of $4,386,000 of the Over-allotment Proceeds were placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TradeUP Acquisition Corp.

Date: November 10, 2021	By:	/s/ Weiguang Yang
Weiguang Yang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luqi “Lulu” Wen
Luqi “Lulu” Wen
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)