Form 10-Q
period 2022-03-31
TradeUP Acquisition Corp.
filed 2022-05-16
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 13, 2022, 5,849,700 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADEUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$321,724	$478,868
Prepaid expenses	106,416	137,166
Total current assets	428,140	616,034

Investments held in Trust Account	45,191,116	45,187,428
Total Assets	$45,619,256	$45,803,462

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,000	$3,000
Franchise tax payable	24,200	70,154
Total current liabilities	30,200	73,154

Deferred underwriters’ marketing fees	1,550,500	1,550,500
Total Liabilities	1,580,700	1,623,654

Commitments and Contingencies

Common stock subject to possible redemption, 4,430,000 shares at conversion value of $10.20 per share	45,186,000	45,186,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 4,430,000 shares subject to possible redemption)	142	142
Additional paid-in capital	—	—
Accumulated deficit	(1,147,586)	(1,006,334)
Total Stockholders’ Deficit	(1,147,444)	(1,006,192)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$45,619,256	$45,803,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period
	For the	from January 6, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021

Formation and operating costs	$120,740	$819
Franchise tax expenses	24,200	—
Loss from Operations	(144,940)	(819)

Other income:
Interest earned on investment held in Trust Account	3,688	—

Loss before income taxes	(141,252)	(819)

Income taxes provision	—	—

Net Loss	$(141,252)	$(819)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,430,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$(0.02)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,419,700	1,000,000	(1)
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.02)	$(0.00)
(1)

This number excludes an aggregate of up to 150,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on July 19, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended March 31, 2022
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	1,419,700	$142	$—	$(1,006,334)	$(1,006,192)
Net loss	—	—	—	—	—	(141,252)	(141,252)
Balance as of March 31, 2022	—	$—	1,419,700	142	$—	$(1,147,586)	$(1,147,444)

	For the Period from January 6, 2021 (inception) through March 31, 2021
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 6, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Founders shares issued to the Sponsor	—	—	1,150,000	115	24,885	—	25,000
Forfeiture of Founders shares issued to the Sponsor	—	—	(1,150,000)	(115)	(24,885)	—	(25,000)
Founders shares issued to initial stockholders	—	—	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	—	—	(819)	(819)
Balance as of March 31, 2021	—	$—	1,150,000	$115	$24,885	$(819)	$24,181

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
	For the	From January 6, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(141,252)	$(819)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,688)	—
Changes in operating assets and liabilities:
Prepaid expenses	30,750	—
Accounts payable and accrued expenses	3,000	—
Franchise tax payable	(45,954)	—
Net cash used in operating activities	(157,144)	(819)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	—	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	—	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	—	25,000
Payment of offering costs	—	(182,104)
Proceeds from issuance of promissory note to related party	—	200,000
Net cash provided by financing activities	—	42,896

Net Change in Cash	(157,144)	42,077

Cash at beginning of period	478,868	—
Cash at end of period	$321,724	$42,077

Supplemental Disclosure of Non-cash Financing Activities
Offering costs included in accounts payable and accrued expenses	$—	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, the Company had not commenced any operations. For the three months ended March 31, 2022 and for the period from January 6, 2021 (inception) through March 31, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on July 14, 2021. On July 19, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 4. On July 21, 2021, the underwriters partially exercised the over-allotment option and purchased 430,000 units (the “Option Units ”, together with the Public Units, the “Units”) at a price of $10.00 per Option Unit, generating gross proceeds of $4,300,000. Each Unit consists of one share of common stock, $0.0001 par value per share (the “Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $44,300,000 in total. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $3,019,474, consisting of $886,000 of underwriting fees, $1,550,500 of Business Combination Fee (defined in Note 8 below) and $582,974 of other offering costs. Following the expiration of the over-allotment option, 42,500 Founder Shares (defined below) were subsequently forfeited.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The shares of Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only until January 19, 2023 to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination by January 19, 2023. The founders (not including the anchor investors who purchase units in the Initial Public Offering and certain membership interest in the Sponsor, if any), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by January 19, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete an initial Business Combination by January 19, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Liquidity and Capital Resource

As of March 31, 2022, the Company had $321,724 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.  Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2022 and December 31, 2021, approximately $72,000 and $229,000, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Sock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders.  For the three months ended March 31, 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. For the period from January 6, 2021 (inception) through March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The net income (loss) per share presented in the statement of operations is based on the following:

For the Period from
	For the		January 6, 2021
	Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(106,971)	$(34,281)	$—	$(819)
Denominators:
Weighted-average shares outstanding	4,430,000	1,419,700	—	1,000,000	(1)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)
(1)	This number excludes an aggregate of up to 150,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on July 19, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $45,191,116 and $45,187,428, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$45,191,116	$45,187,428

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the Common Stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	March 31,	December 31,
	2022	2021
Gross proceeds	$44,300,000	$44,300,000
Less:
Proceeds allocated to public warrants	(783,301)	(783,301)
Offering costs of public shares	(2,966,085)	(2,966,085)
Plus:
Accretion of carrying value to redemption value	4,635,386	4,635,386
Common stock subject to possible redemption	$45,186,000	$45,186,000

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, there were 1,107,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

On July 19, 2021, the Company consummated the sale of 295,000 Private Placement Shares at a price of $10.00 per share in the Private Placement to the Sponsor and Tradeup INC., among which, the Sponsor purchased 236,000 Private Placement Shares and Tradeup INC. purchased 59,000 Private Placement Shares, generating gross proceeds of $2,950,000. On July 21, 2021, the Company consummated the sale of additional 17,200 Private Placement Shares with the Sponsor and Tradeup INC. at a price of $10.00 per Private Placement share, among which, the Sponsor purchased 13,760 Private Placement Shares and Tradeup INC. purchased 3,440 Private Placement Shares, generating total proceeds of $172,000. The Private Placement Shares are identical to the shares of Common Stock sold as part of the units in this Initial Public Offering, subject to limited exceptions. The Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Note 9 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Common stock— The Company is authorized to issue up to 30,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,419,700 shares of Common Stock issued and outstanding, excluding 4,430,000 shares of Common Stock subject to possible redemption.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.  There was no income tax expense for the three months ended March 31, 2022 and for the period from January 6, 2021 (inception) through March 31, 2021.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The income tax provision (benefit) consists of the following for the three months ended March 31, 2022 and for the period from January 6, 2021 (inception) through March 31, 2021:

For the Period from
	For the	February 1, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Current
Federal	$—	$—
State	—	—
Deferred
Federal	29,663	172
State	—	—
Valuation allowance	(29,663)	(172)
Income tax provision	$—	$—

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$81,684	$52,021
Total deferred tax assets	81,684	52,021
Valuation allowance	(84,684)	(52,021)
Deferred tax asset, net of allowance	$—	$—

As of March 31, 2022 and December 31, 2021, the Company had $388,970 and $247,718 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 16, 2022 on which the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 6, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsor, TradeUP Acquisition Sponsor LLC (the “Sponsor”) and Tradeup INC. (collectively with the Sponsor, the “Founders”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period three months ended March 31, 2022, we had a net loss of $141,252, which consisted of formation and operating costs  $120,740 and franchise tax expenses of $24,200 and offset by interest earned on investment held in Trust Account of $3,688.

For the period from January 6, 2021 (inception) through March 31, 2021, we had a net loss of $819, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On July 19, 2021, we consummated the IPO of 4,000,000 units at a price of $10.00 per unit (the “Public Units”), generating gross proceeds of $40,000,000. Each Public Unit consists of one share of our common stock, par value $0.0001 per share (the “common stock”) and one half of one redeemable warrant (the “warrant”), each whole warrant entitling the holder to purchase one share of the common stock. Simultaneously with the closing of the IPO, we consummated the sale of 295,000 common stock as Private Placement Shares to the Sponsor at a price of $10.00 per share generating gross proceeds of $2,950,000.

On July 21, 2021, in connection with the underwriters’ exercise of their over-allotment option, we issued an additional 430,000 Public Unit at a price of $10.00 per unit (the “Option Units”), generating gross proceeds of $4,300,000, and simultaneously with such closing consummated the sale of 17,200 shares of common stock as Private Placement Shares to the Founders at a price of $10.00 per share, among which, the Sponsor purchased 13,760 additional Private Placement Shares and Tradeup INC. purchased 3,440 additional Private Placement Shares, generating gross proceeds of $172,000. Following the expiration of the remaining over-allotment option, 42,500 founder shares were subsequently forfeited.

Following the closings of the IPO on July 19, 2021, the sales of over-allotment option unit, and the sales of the Private Placement Shares on July 21, 2021, a total of $45,186,000 was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”), and we had $767,026 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $3,019,474 in transaction costs, including $886,000 of underwriting fees, $1,550,500 of fees payable to underwriters under a business combination marketing agreement upon the consummation of an Initial Business Combination, and $582,974 of other offering costs.

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

We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the founder shares, the Private Placement Shares, and any common stock that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to due to the restatement related to the classification of redeemable ordinary shares as of July 19, 2021 and management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the material weakness as discussed above, we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 19, 2021, simultaneously with the closing of the IPO, the Company completed the Private Placement of 295,000 Private Placement Shares, among which, the Sponsor purchased 236,000 Private Placement Shares and Tradeup INC. purchased 59,000 Private Placement Shares at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $2,950,000.

On July 21, 2021, the Company completed a private placement sale of 17,200 additional Private Placement Shares, among which, the Sponsor purchased 13,760 additional Private Placement Shares and Tradeup INC. purchased 3,440 additional Private Placement Shares, generating total proceeds of $172,000.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On July 19, 2021, we consummated the IPO of 4,000,000 Public Units, at a price of $10.00 per unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 295,000 Private Placement Shares, to our Founders in Private Placement generating gross proceeds of $2,950,000. The net proceeds from the IPO together with certain of the proceeds from the Private Placement, $40,800,000 in the, were placed in the Trust Account established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

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

TradeUP Acquisition Corp.
Date: May 16, 2022	By:	/s/ Weiguang Yang
Weiguang Yang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luqi “Lulu” Wen
Luqi “Lulu” Wen
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)