Form 10-Q
period 2022-06-30
TradeUP Acquisition Corp.
filed 2022-08-08
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 8, 2022, 5,849,700 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADEUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$88,281	$478,868
Prepaid expenses	40,541	137,166
Total current assets	128,822	616,034

Investments held in Trust Account	45,255,295	45,187,428
Total Assets	$45,384,117	$45,803,462

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$106,447	$3,000
Franchise tax payable	48,200	70,154
Total current liabilities	154,647	73,154

Deferred underwriters’ marketing fees	1,550,500	1,550,500
Total Liabilities	1,705,147	1,623,654

Commitments and Contingencies

Common stock subject to possible redemption, 4,430,000 shares at conversion value of $10.20 per share	45,186,000	45,186,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 4,430,000 shares subject to possible redemption)	142	142
Additional paid-in capital	—	—
Accumulated deficit	(1,507,172)	(1,006,334)
Total Stockholders’ Deficit	(1,507,030)	(1,006,192)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$45,384,117	$45,803,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the	For the		For the	from January 6, 2021
	Three Months Ended	Three Months Ended		Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021

Formation and operating costs	$399,765	$3,559		$520,505	$4,378
Franchise tax expenses	24,000	—		48,200	—
Loss from Operations	(423,765)	(3,559)		(568,705)	(4,378)

Other income:
Dividend earned on investment held in Trust Account	64,179	4		67,867	4

Loss before income taxes	(359,586)	(3,555)		(500,838)	(4,374)

Income taxes provision	—	—		—	—

Net Loss	$(359,586)	$(3,555)		$(500,838)	$(4,374)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,430,000	—		4,430,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$(0.06)	$—		$(0.09)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,419,700	1,000,000	(1)	1,419,700	1,000,000	(1)
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.06)	$(0.00)		$(0.09)	$(0.00)
(1)	This number excludes an aggregate of up to 150,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on July 19, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Six Months Ended June 30, 2022
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	1,419,700	$142	$—	$(1,006,334)	$(1,006,192)
Net loss	—	—	—	—	—	(141,252)	(141,252)
Balance as of March 31, 2022	—	—	1,419,700	142	—	(1,147,586)	(1,147,444)
Net loss	—	—	—	—	—	(359,586)	(359,586)
Balance as of June 30, 2022	—	$—	1,419,700	$142	$—	$(1,507,172)	$(1,507,030)

	For the Period from January 6, 2021 (inception) through June 30, 2021
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 6, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Founders shares issued to the Sponsor	—	—	1,150,000	115	24,885	—	25,000
Forfeiture of Founders shares issued to the Sponsor	—	—	(1,150,000)	(115)	(24,885)	—	(25,000)
Founders shares issued to initial stockholders	—	—	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	—	—	(819)	(819)
Balance as of March 31, 2021	—	—	1,150,000	115	24,885	(819)	24,181
Net loss	—	—	—	—	—	(3,555)	(3,555)
Balance as of June 30, 2021	—	$—	1,150,000	$115	$24,885	$(4,374)	$20,626

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
	For the	From January 6, 2021
	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(500,838)	$(4,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(67,867)	—
Changes in operating assets and liabilities:
Prepaid expenses	96,625	(2,500)
Accounts payable and accrued expenses	103,447	—
Franchise tax payable	(21,954)	—
Net cash used in operating activities	(390,587)	(6,874)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	—	(3,190,004)
Net cash used in investing activities	—	(3,190,004)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	—	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	—	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	—	300,000
Repayment on promissory note to related party	—	(120,000)
Payment of offering costs	—	(187,104)
Proceeds from shares subscription deposits	—	3,190,000
Net cash provided by financing activities	—	3,207,896

Net Change in Cash	(390,587)	11,018

Cash at beginning of period	478,868	—
Cash at end of period	$88,281	$11,018

Supplemental Disclosure of Non-cash Financing Activities
Offering costs included in accounts payable and accrued expenses	$—	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation

TradeUP Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on January 6, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has selected December 31 as its fiscal year end.

As of June 30, 2022 and December 31, 2021, the Company had not commenced any operations. For the period from January 6, 2021 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on July 14, 2021. On July 19, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 4. On July 21, 2021, the underwriters partially exercised the over-allotment option and purchased 430,000 units (the “Option Units “, together with the Public Units, the “Units”) at a price of $10.00 per Option Unit, generating gross proceeds of $4,300,000. Each Unit consists of one share of common stock, $0.0001 par value per share (the “Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $44,300,000 in total. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $3,019,474, consisting of $886,000 of underwriting fees, $1,550,500 of Business Combination Fee (defined in Note 7 below) and $582,974 of other offering costs. Following the expiration of the over-allotment option, 42,500 Founder Shares (defined below) were subsequently forfeited.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 295,000 shares of Common Stock (the “Private Placement Shares”) at a price of $10.00 per share in a private placement sale (the “Private Placement”) to the Company’s founders, or initial stockholders, include Tradeup INC. and the Company’s sponsor, TradeUP Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), among which, the Sponsor purchased 236,000 Private Placement Shares and Tradeup INC. purchased 59,000 Private Placement Shares, generating gross proceeds of $2,950,000, which is described in Note 5. On July 21, 2021, the Company consummated the sale of additional 17,200 Private Placement Shares with the Sponsor and Tradeup INC. at a price of $10.00 per Private Placement share, among which, the Sponsor purchased 13,760 Private Placement Shares and Tradeup INC. purchased 3,440 Private Placement Shares, generating total proceeds of $172,000.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The shares of Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only until January 19, 2023 to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination by January 19, 2023. The founders (not including the anchor investors who purchase units in the Initial Public Offering and certain membership interest in the Sponsor, if any), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by January 19, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete an initial Business Combination by January 19, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

Liquidity and Capital Resource

As of June 30, 2022, the Company had $88,281 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering.

Prior to the Initial Public Offering, the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note from the Sponsor of $300,000. The promissory note from the Sponsor was repaid in full on July 19, 2021.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Upon the closing of the Initial Public Offering on July 19, 2021, the issuance and sale of Option Units on July 21, 2021 and the issuance and sale of Private Placement Shares, $45,186,000 of cash was placed in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or affiliates of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 6). To date, there were no amounts outstanding under any working capital loans.

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

JUNE 30, 2022

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

Investments held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022 and December 31, 2021, $0 and approximately $229,000, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Sock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and six months ended June 30, 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. For the three months ended June 30, 2021 and for the period from January 6, 2021 (inception) through June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the		For the
	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(272,316)	$(87,270)	$—	$(3,555)
Denominators:
Weighted-average shares outstanding	4,430,000	1,419,700	—	1,000,000	(1)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$—	$(0.00)

For the Period from
	For the		January 6, 2021
	Six Months Ended		(inception) through
	June 30, 2022		June 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(379,287)	$(121,551)	$—	$(4,374)
Denominators:
Weighted-average shares outstanding	4,430,000	1,419,700	—	1,000,000	(1)
Basic and diluted net loss per share	$(0.09)	$(0.09)	$—	$(0.00)
(1)	This number excludes an aggregate of up to 150,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on July 19, 2021.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $45,255,295 and $45,187,428, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$45,255,295	$45,187,428

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

The remaining 170,000 Option Units were expired on September 1, 2021. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $3,019,474, consisting of $886,000 of underwriting fees, $1,550,500 of Business Combination Fee (defined in Note 7 below) and $582,974 of other offering costs.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30, 2022 and December 31, 2021, the Common Stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	June 30,	December 31,
	2022	2021
Gross proceeds	$44,300,000	$44,300,000
Less:
Proceeds allocated to public warrants	(783,301)	(783,301)
Offering costs of public shares	(2,966,085)	(2,966,085)
Plus:
Accretion of carrying value to redemption value	4,635,386	4,635,386
Common stock subject to possible redemption	$45,186,000	$45,186,000

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

As of June 30, 2022 and December 31, 2021, there were 1,107,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Promissory Note — Related Party

On January 19, 2021, the Sponsor has agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) June 20, 2021 or (2) the closing of the Initial Public Offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. On June 19, 2021 the Sponsor agreed to extend the maturity date of the loan to the Company to the earlier of August 31, 2021 or the closing date of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 19, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Note 9 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Common stock— The Company is authorized to issue up to 30,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,419,700 shares of Common Stock issued and outstanding, excluding 4,430,000 shares of Common Stock subject to possible redemption.

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

JUNE 30, 2022

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of dividend and interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 6, 2021 (inception) through June 30, 2021.

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The income tax provision (benefit) consists of the following:

For the Period from
	For the	For the	For the	January 6, 2021
	Three Months Ended	Three Months Ended	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Current
Federal	$—	$—	$—	$—
State	—	—	—	—
Deferred
Federal	75,513	747	105,176	919
State	—	—	—	—
Valuation allowance	(75,513)	(747)	(105,176)	(919)
Income tax provision	$—	$—	$—	$—

The Company’s net deferred tax assets were as follows as of:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$157,197	$52,021
Total deferred tax assets	157,197	52,021
Valuation allowance	(157,197)	(52,021)
Deferred tax asset, net of allowance	$—	$—

As of June 30, 2022 and December 31, 2021, the Company had $748,556 and $247,718 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

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

TRADEUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 8, 2022 on which the unaudited condensed financial statements were issued. Except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

On July 25, 2022, the Company issued (i) an unsecured promissory note (the “Note A”) in the amount of $204,000 to Running Lion Holdings Limited (“Running Lion”), a company limited by shares incorporated under the laws of British Virgin Islands, which is wholly owned and controlled by Mr. Weiguang Yang, the Co-Executive Officer and director of the Company and (ii) an unsecured promissory note (the “Note B”, together with Note A, collectively the “Notes”) in the amount of $294,600 to Tradeup INC., one of the Founders. The proceeds of the Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) A failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

The payees of the Notes, Running Lion and Tradeup INC. (collectively, the “Payees”), respectively, have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A common stock (the “Conversion Shares”) of the Company by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Shares to be received by the Payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 6, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively searching and identifying suitable business combination target but have no selected any business combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsor, TradeUP Acquisition Sponsor LLC (the “Sponsor”) and Tradeup INC. (collectively with the Sponsor, the “Founders”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Development

Promissory Notes

On July 25, 2022, the Company issued (i) an unsecured promissory note (the “Note A”) in the amount of $204,000 to Running Lion Holdings Limited (“Running Lion”), a company limited by shares incorporated under the laws of British Virgin Islands, which is wholly owned and controlled by Mr. Weiguang Yang, the Co-Executive Officer and director of the Company and (ii) an unsecured promissory note (the “Note B”, together with Note A, collectively the “Notes”) in the amount of $294,600 to Tradeup INC., one of the Founders. The proceeds of the Notes, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) A failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

The payees of the Notes, Running Lion and Tradeup INC. (collectively, the “Payees”), respectively, have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A common stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-253322), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Shares to be received by the Payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of dividend and interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $359,586, which consisted of formation and operating costs $399,765 and franchise tax expenses of $24,000 and offset by dividend earned on investment held in Trust Account of $64,179.

For the three months ended June 30, 2021, we had a net loss of $3,555, which mainly consisted of formation and operating costs.

For the six months ended June 30, 2022, we had a net loss of $500,838, which consisted of formation and operating costs $520,505 and franchise tax expenses of $48,200 and offset by dividend earned on investment held in Trust Account of $67,867.

For the period from January 6, 2021 (inception) through June 30, 2021, we had a net loss of $4,374, which mainly consisted of formation and operating costs.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividend and interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw dividend and interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into Class A common stock, at a price of $10.00 per share at the option of the lender. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On July 25, 2022, the Company issued the Notes for an aggregate amount of $498,600, among which $204,000 to Running Lion and $294,600 to Tradeup INC., the proceeds of which will be used as general working capital purposes. The Notes are payable in full by the Maturity Date.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022 and December 31, 2021, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to due to the restatement related to the classification of redeemable common shares as of July 19, 2021 and management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 19, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 19, 2021, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information of the Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TradeUP Acquisition Corp.
Date: August 8, 2022	By:	/s/ Weiguang Yang
Weiguang Yang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luqi “Lulu” Wen
Luqi “Lulu” Wen
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)