Form 10-Q
period 2022-09-30
TradeUP Acquisition Corp.
filed 2022-11-14
CIK 1844417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:
September 30, 2022

Or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from

to

Commission File Number:
 001-40608

TradeUP Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-1314502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TradeUP Acquisition Corp. 437 Madison Avenue, 27th Floor New York , NY	10022
(Address of principal executive offices)	(Zip Code)

(732) 910‑9692
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes
☑
  No
☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As
of November
14
, 2022
, 5,849,700 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (under heading “Risk Factors” and in other parts of that report) and in the Company’s Registration Statement on Form S-4 filed on October 17, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADEUP ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$73,752	$478,868
Prepaid expenses	87,000	137,166
Total current assets	160,752	616,034

Investments held in Trust Account	45,459,609	45,187,428
Total Assets	$45,620,361	$45,803,462

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$206,496	$3,000
Promissory notes - related parties	498,600	-
Franchise tax payable	30,658	70,154
Total current liabilities	735,754	73,154

Deferred underwriters' marketing fees	1,550,500	1,550,500
Total Liabilities	2,286,254	1,623,654

Commitments and Contingencies

Common stock subject to possible redemption, 4,430,000 shares at conversion value of $10.23 and 10.20 per share as of September 30, 2022 and December 31, 2021, respectively	45,315,596	45,186,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 4,430,000 shares subject to possible redemption)	142	142
Additional paid-in capital	-	-
Accumulated deficit	(1,981,631)	(1,006,334)
Total Stockholders' Deficit	(1,981,489)	(1,006,192)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$45,620,361	$45,803,462

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

				For the Period
	For the	For the	For the	from January 6, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Formation and operating costs	$523,518	$10,514	$1,044,023	$14,892
Franchise tax expenses	25,658	97,600	73,858	97,600
Loss from Operations	(549,176)	(108,114)	(1,117,881)	(112,492)

Other income:
Dividend earned on investment held in Trust Account	204,313	567	272,180	571

Loss before income taxes	(344,863)	(107,547)	(845,701)	(111,921)

Income taxes provision	-	-	-	-

Net Loss	$(344,863)	$(107,547)	$(845,701)	$(111,921)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,430,000	3,505,761	4,430,000	1,207,978
Basic and diluted net loss (income) per share, common stock subject to possible redemption	$(0.05)	$0.33	$(0.14)	$1.78
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,419,700	1,280,067	1,419,700	1,096,503
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.08)	$(0.99)	$(0.17)	$(2.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	For the Nine Months Ended September 30, 2022
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	1,419,700	$142	$-	$(1,006,334)	$(1,006,192)
Net loss	-	-	-	-	-	(141,252)	(141,252)
Balance as of March 31, 2022	-	-	1,419,700	142	-	(1,147,586)	(1,147,444)
Net loss	-	-	-	-	-	(359,586)	(359,586)
Balance as of June 30, 2022	-	-	1,419,700	142	-	(1,507,172)	(1,507,030)
Accretion of carrying value to redemption value	-	-	-	-	-	(129,596)	(129,596)
Net loss	-	-	-	-	-	(344,863)	(344,863)
Balance as of September 30, 2022	-	$-	1,419,700	$142	$-	$(1,981,631)	$(1,981,489)

	For the Period from January 6, 2021 (inception) through September 30, 2021
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 6, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founders shares issued to the Sponsor	-	-	1,150,000	115	24,885	-	25,000
Forfeiture of Founders shares issued to the Sponsor	-	-	(1,150,000)	(115)	(24,885)	-	(25,000)
Founders shares issued to initial stockholders	-	-	1,150,000	115	24,885	-	25,000
Net loss	-	-	-	-	-	(819)	(819)
Balance as of March 31, 2021	-	-	1,150,000	115	24,885	(819)	24,181
Net loss	-	-	-	-	-	(3,555)	(3,555)
Balance as of June 30, 2021	-	-	1,150,000	115	24,885	(4,374)	20,626
Sale of public units through public offering	-	-	4,430,000	443	44,299,557	-	44,300,000
Sale of private placement shares	-	-	312,200	31	3,121,969	-	3,122,000
Underwriters' discount	-	-	-	-	(886,000)	-	(886,000)
Underwriters' marketing fees	-	-	-	-	(1,550,500)	-	(1,550,500)
Other offering expenses	-	-	-	-	(582,974)	-	(582,974)
Forfeiture of common stock by initial stockholders	-	-	(42,500)	(4)	4	-	-
Reclassification of common stock subject to redemption	-	-	(4,430,000)	(443)	(43,516,256)	-	(43,516,699)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	2,966,085	-	2,966,085
Accretion of carrying value to redemption value	-	-	-	-	(3,876,770)	(758,616)	(4,635,386)
Net loss	-	-	-	-	-	(107,547)	(107,547)
Balance as of September 30, 2021	-	$-	1,419,700	$142	$-	$(870,537)	$(870,395)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRADEUP ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period
	For the	From January 6, 2021
	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(845,701)	$(111,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(272,180)	(571)
Changes in operating assets and liabilities:
Prepaid expenses	50,165	(7,966)
Accounts payable and accrued expenses	203,496	-
Franchise tax payable	(39,496)	97,600
Net cash used in operating activities	(903,716)	(22,858)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(45,186,000)
Net cash used in investing activities	-	(45,186,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	-	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	-	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	-	25,000
Proceeds from sale of public units through public offering	-	44,300,000
Proceeds from sale of private placement shares	-	3,122,000
Payment of underwriters' discount	-	(886,000)
Payment of offering costs	-	(579,974)
Proceeds from issuance of promissory notes to related parties	498,600	300,000
Repayment on promissory note to related party	-	(300,000)
Net cash provided by financing activities	498,600	45,981,026

Net Change in Cash	(405,116)	772,168

Cash at beginning of period	478,868	-
Cash at end of period	$73,752	$772,168

Supplemental Disclosure of Non-cash Financing Activities
Offering costs included in accounts payable and accrued expenses	$-	$3,000
Deferred underwriters' marketing fees	$-	$1,550,500
Reclassification of common stock subject to redemption	$-	$43,516,699
Allocation of offering costs to common stock subject to redemption	$-	$2,966,085
Accretion of carrying value to redemption value	$129,596	$4,635,386

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

As of September 30, 2022 and December 31, 2021, the Company had not commenced any operations. For the period from January 6, 2021 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80%
of the assets held in the Trust Account (excluding the Business Combination Fee and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940
, as amended (the “Investment Company Act”). There is no
assurance that the Company will be able to complete a Business Combination successfully.

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

Liquidity and
Going Concern

As of September 30, 2022, the Company had
 cash of
$73,752
and
a working deficit of $575,002. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty
.

Merger Agreement

On September 30, 2022, the Company, Tradeup Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company
(“
Merger Sub”), and Estrella Biopharma, Inc., a Delaware corporation (the “Estrella”), entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”).

Estrella is a preclinical-stage biopharmaceutical company developing CD19 and CD22-targeted ARTEMIS®️ T-cell therapies with the capacity to address treatment and safety challenges for patients with blood cancers and solid tumors. Estrella’s mission is to harness the evolutionary power of the human immune system to transform the lives of patients fighting cancer.

Pursuant to the Merger Agreement, among other things, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into Estrella (the “Merger”), with Estrella surviving the Merger as a wholly owned subsidiary of the Company (“Surviving Company”). The Merger will become effective at such time on the date of the closing of the Merger (the “Closing”) as the certificate of merger is duly filed with the Delaware Secretary of State or at such other time specified in the certificates of merger (the “Effective Time”). Effective as of the Closing, the Company will change its name to “Estrella Immunopharma, Inc.”

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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

Investments held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “
Other Assets and Deferred Costs – SEC Materials
” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “
Expenses of Offering
”.
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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Common Stock subject to possible redemption are presented at redemption value of $10.23 and $10.20 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022 and December 31, 2021, $0 and approximately $229,000, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active market.

•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common S
t
ock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended September 30, 2022
,
 three months ended September 30, 2021
 and for the period from January 6, 2021 (inception) through September 30, 2021
, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the		For the
	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(359,310)	$(115,149)	$(3,474,339)	$(1,268,594)
Accretion of carrying value to redemption value	129,596	—	4,635,386	—
Allocation of net income/(loss)	$(229,714)	$(115,149)	$1,161,047	$(1,268,594)
Denominators:
Weighted-average shares outstanding	4,430,000	1,419,700	3,505,761	1,280,067
Basic and diluted net income/(loss) per share	$(0.05)	$(0.08)	$0.33	$(0.99)

			For the Period From
	For the		January 6, 2021
	Nine Months Ended		(inception) through
	September 30, 2022		September 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption valu e	$(738,596)	$(236,701)	$(2,488,475)	$(2,258,832)
Accretion of carrying value to redemption value	129,596	—	4,635,386	—
Allocation of net income/(loss)	$(609,000)	$(236,701)	$2,146,911	$(2,258,832)
Denominators:
Weighted-average shares outstanding	4,430,000	1,419,700	1,207,978	1,096,503
Basic and diluted net income/(loss) per share	$(0.14)	$(0.17)	$1.78	$(2.06)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed
financial statements.

Note 3 — Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $45,459,609 and $45,187,428, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$45,459,609	$45,187,428

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

As of September 30, 2022 and December 31, 2021, the Common Stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	September 30,	December 31,
	2022	2021
Gross proceeds	$44,300,000	$44,300,000
Less:
Proceeds allocated to public warrants	(783,301)	(783,301)
Offering costs of public shares	(2,966,085)	(2,966,085)
Plus:
Accretion of carrying value to redemption value	4,764,982	4,635,386
Common stock subject to possible redemption	$45,315,596	$45,186,000

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Tradeup INC. purchased an aggregate of 295,000 shares of Common Stock at a price of $
10.00 per share, among which, the Sponsor purchased 236,000 Private Placement Shares and Tradeup INC. purchased 59,000 Private Placement Shares, generating total proceeds of $2,950,000. On July 21, 2021, the Company consummated the sale of additional 17,200 Private Placement Shares with the Sponsor and Tradeup INC., among which, the Sponsor purchased 13,760 Private Placement Shares and Tradeup INC. purchased 3,440 Private Placement Shares, at a price of $10.00 per Private Placement share, generating total proceeds of $172,000. The proceeds from the sale of the Private Placement Shares were held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. The Sponsor will be permitted to transfer the Private Placement Shares held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such shares will be subject to the same agreements with respect to such securities as the founders. Otherwise, these Private Placement Shares will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of the Company’s Business Combination.

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

As of September 30, 2022 and December 31, 2021, there were 1,107,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Promissory Notes — Related Parties

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

On July 25, 2022, the Company issued (i) Note A in the amount of $204,000 to Running Lion, which is wholly owned and controlled by Mr. Weiguang Yang, the Co-Executive Officer and director of the Company and (ii) the Note B in the amount of $294,600 to Tradeup INC., one of the Founders. The proceeds of the Notes, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.
16

The Payees respectively have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into Conversion Shares, as described in the prospectus of the Company (File Number 333-253322), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Shares to be received by the Payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

Related Party (Working Capital) Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the founders or an affiliate of the founders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to approximately $
1,200,000
of such loans may be convertible into Private Placement Shares, at a price of $10.00 per share at the option of the lender. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

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

Note 9 — Stockholders’
Deficit

Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Common stock
— The Company is authorized to issue up to 30,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,419,700 shares of Common Stock issued and outstanding, excluding 4,430,000 shares of Common Stock subject to possible redemption.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Warrants
— In July 2021, the Company issued 2,215,000 Warrants in connection with the Initial Public Offering and the sale of the Option Units. Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Warrants only for a whole number of shares of Common Stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
18

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

Once the Warrants become exercisable, the Company may call the Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•	if, and only if, the reported last sale price of the Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on third business day before the Company send the notice of redemption to the warrant holders.

The Company accounted for the 2,215,000

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of dividend and interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 6, 2021 (inception) through September 30, 2021.

The income tax provision (benefit) consists of the following:

For the Period from
	For the	For the	For the	January 6, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Current
Federal	$—	$—	$—	$—
State	—	—	—	—
Deferred
Federal	72,421	22,585	177,597	23,503
State	—	—	—	—
Valuation allowance	(72,421)	(22,585)	(177,597)	(23,503)
Income tax provision	$—	$—	$—	$—

The Company’s net deferred tax assets were as follows as of:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$229,618	$52,021
Total deferred tax assets	229,618	52,021
Valuation allowance	(229,618)	(52,021)
Deferred tax asset, net of allowance	$—	$—

As of September 30, 2022 and December 31, 2021, the Company had $1,093,419 and $247,718 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November
14
, 2022 on which the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

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

Recent Development

Business Combination with Estrella Biopharma, Inc.
Merger Agreement

On June 29, 2022, we entered into a certain letter of intent for the business combination with Estrella Biopharma, Inc., a Delaware corporation (“Estrella”).

On September 30, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with Tradeup Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Merger Sub”), and Estrella.

Pursuant to the Merger Agreement, among other things, in accordance with the General Corporation Law of the State of Delaware, as amended, Merger Sub will merge with and into Estrella (the “Merger”), with Estrella surviving the Merger as a wholly owned subsidiary of us. The Merger will become effective at such time on the date of the closing of the Merger (the “Closing”) as the certificate of merger is duly filed with the Delaware Secretary of State or at such other time specified in the certificates of merger (the “Effective Time”). Effective as of the Closing, we will change its name to “Estrella Immunopharma, Inc.” We refer the transactions contemplated thereunder including the Merger as the “Business Combination.”

Merger Consideration

Pursuant to the Merger Agreement, stockholders of Estrella immediately prior to the Effective Time collectively will receive from us, in the aggregate, a number of newly issued shares of common stock of the Company, par value $0.0001 per share equal to: (i) $325,000,000 (the “Merger Consideration”), divided by (ii) $10.00 per share in consideration of converting their shares of common stock of Estrella, par value $0.0001 per share (the “Estrella Common Stock”). Each share of preferred stock of Estrella that is issued and outstanding immediately prior to the Effective Time will automatically convert into a number of shares of Estrella Common Stock in accordance with the certificate of incorporation of Estrella immediately prior to the Effective Time.

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreement and the Support Agreement, as described elsewhere in the Form S-4 (as defined below) filed with the SEC on October 17, 2022.

The Company has filed with the SEC a registration statement on Form S-4 including proxy materials in the form of a proxy statement (as amended or supplemented from time to time, the “Form S-4”) on October 17, 2022 for the purpose of soliciting proxies from the stockholders of the Company to vote in favor of the Merger Agreement and the other proposals set forth therein at a special meeting of the stockholders of the Company and to register certain securities of the Company with the SEC.

Changes in Our Certifying Accountant

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through October 10, 2022.

On October 10, 2022, the Board of Directors of the Company and the Audit Committee of the Board approved the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. The services previously provided by Friedman will now be provided by Marcum.

On October 10, 2022, the Company engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022, effective immediately.

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

The payees of the Notes, Running Lion and Tradeup INC. (collectively, the “Payees”), respectively, have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the common stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-253322), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of a business combination. The number of Conversion Shares to be received by the Payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO and search for a target company. We do not expect to generate any operating revenues until after the completion of our business combination with Estrella. We generate non-operating income in the form of dividend and interest income on marketable securities held after the IPO. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for and completion of the business combination.

For the three months ended September 30, 2022, we had a net loss of $344,863, which consisted of formation and operating costs of $523,518 and franchise tax expenses of $25,658 and offset by dividend earned on investment held in Trust Account of $204,313.

For three months ended September 30, 2021,
we had a net loss of $107,547,
which consisted of formation and operating costs $10,514 and franchise tax expenses of $97,600 and offset by dividend earned on investment held in Trust Account of $567.

For the nine months ended September 30, 2022, we had a net loss of $845,701, which consisted of formation and operating costs $1,044,023 and franchise tax expenses of $73,858
and offset by dividend earned on investment held in Trust Account of $272,180.

For the period from January 6, 2021 (inception) through September 30, 2021, we had a net loss of $111,921,
which consisted of formation and operating costs $14,892 and franchise tax expenses of $97,600 and offset by dividend earned on investment held in Trust Account of $571.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,200,000 of such loans may be convertible into common stock, at a price of $10.00 per share at the option of the lender. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. On July 25, 2022, the Company issued the Notes for an aggregate amount of $498,600, among which $204,000 to Running Lion and $294,600 to Tradeup INC., the proceeds of which will be used as general working capital purposes. The Notes are payable in full by the Maturity Date.

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

A
s of September 30, 2022, we had cash of $73,752 and a working deficit of $575,002. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.  In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the working capital loans, as discussed above. In addition, if we are unable to complete a business combination by January 19, 2023, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful by January 19, 2023. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “
Other Assets and Deferred Costs – SEC Materials
” (“ASC 340‑10‑S99”) and SEC Staff Accounting Bulletin Topic 5A, “
Expenses of Offering
”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

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
September 30, 2022 and December 31, 2021, common stock subject to possible redemption are presented at redemption value of $10.23 and $10.20 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of
September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
For the three and nine months ended September 30, 2022, three months ended September 30, 2021 and for the period from January 6, 2021 (inception) through September 30, 2021, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the restatement related to the classification of redeemable common stock as of July 19, 2021 and management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with the US GAAP. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the material weakness as discussed above, we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 19, 2021 and in the Registration Statement in Form S-4 dated October 17, 2022 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 19, 2021 or in our Registration Statement on Form S-4, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information of the Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of September 30, 2022, by and among TradeUP Acquisition Corp., TradeUP Merger Sub Inc., and Estrella Biopharma, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on October 3, 2022)

10.1
Sponsor Agreement, dated as of September 30, 2022 by and among TradeUP Acquisition Corp., Estrella Biopharma, Inc., the Sponsors of the Registrant and certain stockholders of the Registrant. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2022)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a‑14(a) and 15(d)‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a‑14(a) and 15(d)‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trade UP Acquisition Corp.

Date: November 14, 2022	By:	/s/ Weiguang Yang
Weiguang Yang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luqi “Lulu” Wen
Luqi “Lulu” Wen
Chief Financial Officer
(Principal Financial and Accounting Officer)

