Form 10-K
period 2022-12-31
TradeUP Acquisition Corp.
filed 2023-03-14
CIK 1844417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from           to

Commission file number:  001-40608

TRADEUP ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-1314502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, 27th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (732) 910-9692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and on-half of one Warrant	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC

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
☐

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒
  No
☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $58,497,000 computed by the closing price thereof.

The number of shares of the common stock of the registrant outstanding as of
March 1
4
,
2023 was 2,329,920.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRADEUP ACQUISITION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

2

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

3

PART I
ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company”, “UPTD” and to “we,” “us,” and “our” refer to TradeUP Acquisition Corp.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.

On July 19, 2021, we consummated our initial public offering (the “IPO”) of 4,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value per share (the “Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 295,000 shares of Common Stock (the “Private Shares”) to the Company’s founders, TradeUP Acquisition Sponsor LLC (the “Sponsor”) and Tradeup INC., among which, the Sponsor purchased 236,000 Private Shares and Tradeup INC. purchased 59,000 Private Shares at a purchase price of $10.00 per Private Share, generating gross proceeds to the Company of $2,950,000 (the “Private Placement Proceeds”). The Private Shares are identical to the shares of Common Stock sold as part of the Units in the IPO, except that the Private Shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $ $40,800,000 ($10.20 per Unit) in the aggregate from the IPO and the Private Placement (the “IPO Proceeds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

In connection with the IPO, the underwriters were granted an option to purchase up to 600,000 additional Units to cover over-allotments, if any (the “Over-allotment Option”). On July 19, 2021, the underwriters partially exercised the Over-allotment Option, and July 21, 2021, the underwriters purchased 430,000 Units (the “Option Units”) generating gross proceeds of $4,300,000, and net proceeds to the Company of approximately $4,214,000 in the aggregate after deducting the underwriter discount (the “Option Unit Proceeds”). Simultaneously with the issuance and sale of the Option Units, the Company completed the Private Placement sale of 17,200 additional Private Shares at a purchase price of $10.00 per share, among which, the Sponsor purchased 13,760 additional Private Shares and Tradeup INC. purchased 3,440 additional Private Shares, generating total proceeds of $172,000 (the “Private Placement Proceeds” and, together with the Option Unit Proceeds, the “Over-allotment Proceeds”). A total of $4,386,000 of the Over-allotment Proceeds were placed in the Trust Account. The IPO Proceeds and the Over-allotment Proceeds include $1,550,500 payable to the underwriters (the “Business Combination Fee”) pursuant to a certain business combination marketing agreement among us, US Tiger Securities, Inc. (“US Tiger”), EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and R.F. Lafferty & Co., Inc., the representatives (the “Representatives”) of the underwriters of the IPO (the “Business Combination Marketing Agreement”).

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Proposed Business Combination with Estrella

On September 30, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) among Tradeup Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of UPTD (“Merger Sub”), and Estrella Biopharma, Inc., a Delaware corporation (“Estrella”).

Estrella is a preclinical-stage biopharmaceutical company developing CD19 and CD22-targeted ARTEMIS®️ T-cell therapies with the capacity to address treatment and safety challenges for patients with blood cancers and solid tumors. Estrella’s mission is to harness the evolutionary power of the human immune system to transform the lives of patients fighting cancer. For more information regarding the business of Estrella and the proposed Business Combination (as defined below), see the Registration Statement on Form S-4 (File No.: 333-267918) initially filed with the SEC on October 18, 2022, as amended from time to time (the “Form S-4”).

Pursuant to the Merger Agreement, among other things, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into the Estrella (the “Merger”), with Estrella surviving the Merger as a wholly owned subsidiary of UPTD (“Surviving Company”). The Merger will become effective at such time on the date of the closing of the Merger (the “Closing”) as the certificate of merger is duly filed with the Delaware Secretary of State or at such other time specified in the certificates of merger (the “Effective Time”). Effective as of the Closing, UPTD will change its name to “Estrella Immunopharma, Inc.” (“New Estrella”). The transactions contemplated by the Merger Agreement is herein referred to as the “Business Combination.”

Pursuant to the Merger Agreement, stockholders of Estrella immediately prior to the Effective Time collectively will receive from us, in the aggregate, a number of newly issued shares of Common Stock equal to: (i) $325,000,000 (the “Merger Consideration”), divided by (ii) $10.00 per share in consideration of converting their shares of common stock of Estrella, par value $0.0001 per share (the “Estrella Common Stock”). Each share of preferred stock of Estrella that is issued and outstanding immediately prior to the Effective Time will automatically convert into a number of shares of Estrella Common Stock in accordance with the certificate of incorporation of Estrella immediately prior to the Effective Time.

4

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreement and the Support Agreement, as described elsewhere in the Form S-4.

December 2022 Extension, Related Redemption and Extension Notes

On December 22, 2022, the Company held a special meeting of stockholders (the “2022 Special Meeting”) where the Company was approved by its stockholders to adopt the amended and restated certificate of incorporation to extend the date before which the Company must complete a business combination (the “Combination Deadline”) from January 19, 2023, by one month up to six times, to July 19, 2023 or such earlier date as determined by the board of directors of the Company (such monthly extension is herein referred to as the “Extension”). Upon the stockholders’ approval, on December 29, 2022, the Company filed a certificate of amendment to the amended and restated certificate of incorporation (the “Current Charter”) which became effective upon filing. Additionally, as a result of the 2022 Special Meeting, upon the stockholders’ approval, on December 29, 2022, UPTD and Wilmington Trust, National Association, as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated July 14, 2021.

As a result of the 2022 Special Meeting, 3,519,780 shares of Common Stock were rendered for redemption and approximately $36.1 million was released from the Trust Account to pay such redeeming stockholders.

Under the Current Charter, the Company may extend the Combination Deadline until July 19, 2023 by depositing $45,511 (or $0.05 per share) into the Trust Account (the “Monthly Extension Payment”) for each monthly Extension. Pursuant to the Merger Agreement, Estrella made two Monthly Extension Payments to the Trust Account, as a result of which, the current Combination Deadline is March 19, 2023. The two Monthly Extension Payments were evidenced by two promissory notes (collectively, the “Extension Notes”) issued by the Company to Estrella, each in the principal amount of $45,511.

Outstanding Promissory Notes and Loans

As of the date hereof, we have outstanding loans from various parties in the aggregated amount of $598,600, which include (i) an unsecured promissory note dated July 25, 2022 (the “Running Lion Note”) in the amount of $204,000 to Running Lion Holdings Limited (“Running Lion”), a company limited by shares incorporated under the laws of British Virgin Islands, which is wholly owned and controlled by Mr. Weiguang Yang, the Co-Executive Officer and director of the Company, (ii) an unsecured promissory note dated July 25, 2022 (the “July 2022 Sponsor Note”) in the amount of $294,600 to Tradeup INC.,  (iii) an unsecured promissory note dated January 19, 2023 (the “January 2023 Sponsor Note”) in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, and (iv) an unsecured promissory note dated March 3, 2023 in the amount of $50,000 to Tradeup INC. (the “March 2023 Sponsor Note”, together with Running Lion Note July 2022 Sponsor Note, and January 2023 Sponsor Note, collectively the “Notes”).

In connection with the Extension, we issued the Extension Notes in the amount of $91,022 to Estrella to evidence the funds deposited into the Trust Account.

Potential Conflicts

Our executive officers and directors may have interests in the Business Combination or other alternative business combination that are different from, in addition to or in conflict with our stockholders. These interests include, among other things:

•
the fact that the Sponsor, Tradeup INC. and UPTD’s officers and directors (collectively, the “UPTD Initial Stockholders”) have agreed, as part of UPTD’s IPO and without any separate consideration provided by UPTD for such agreement, not to redeem any shares of Common Stock in connection with a stockholder vote to approve a proposed initial business combination;

•
the beneficial ownership by the Sponsor of an aggregate of 862,000 founder shares and 249,760 Private Shares, which would become worthless if UPTD does not complete a business combination within the applicable time period, as the Sponsor has waived any right to redemption with respect to these shares;

•
the beneficial ownership by Tradeup INC. of an aggregate of 104,750 founder shares and 31,220 Private Shares, which would become worthless if UPTD does not complete a business combination within the applicable time period, as Tradeup INC. has waived any right to redemption with respect to these shares. Tradeup INC. paid an aggregate of approximately $2,365, or $0.02 per share, for the Founders Shares and $312,200, or $10.00 per share, for the Private Shares;

•
Tradeup INC. is an affiliate of US Tiger, an underwriter of the IPO. US Tiger is a New York based investment bank. Both Tradeup INC. and US Tiger are owned by UP Fintech, a Nasdaq listed company (Nasdaq: TIGR). UP Fintech is an online brokerage firm focusing on global Chinese investors. UPTD has entered into the Business Combination Marketing Agreement to engage the Representatives, pursuant to which UPTD engages the Representatives as advisors in connection with UPTD’s potential business combination. UPTD will pay the Representatives the Business Combination Fee for such services upon the consummation of an initial business combination in an amount of $1,550,000, equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any fees which might become payable to third parties for supporting services related to a business combination), among certain percentage of the total Business Combination Fee, is payable to US Tiger. Such payment of the Business Combination Fee is contingent on completion of a business combination;

•
Mr. Jianwei Li, UPTD’S Chairman and Chief Executive Officer, is the managing member of the Sponsor, and as such may be deemed to have sole voting and investment discretion with respect to the shares of our Common Stock held by the Sponsor, including 862,000 founder shares and 249,760 Private Shares as described above. In addition, Mr. Jianwei Li directly holds 110,750 founder shares and 31,220 Private Shares, which would become worthless if UPTD does not complete a business combination within the applicable time period, as Mr. Li has waived any right to redemption with respect to these shares. For the shares directly held by Mr. Li, Mr. Li paid an aggregate of approximately $2,500, or $0.02 per share, for the founders shares and $312,200, or $10.00 per share, for the Private Shares;

•
each of the three independent directors of UPTD holds 10,000 founder shares, which would become worthless if UPTD does not complete a business combination within the applicable time period, as the independent directors have waived any right to redemption with respect to these shares. Each independent director of UPTD paid approximately $217.50, or $0.02 per share for such 10,000 founder shares. Further, each of the independent directors is entitled to purchase 10,000 founder shares from the Sponsor and Tradeup INC. upon the completion of the Business Combination at the original purchase price of approximately $0.02 per share, or $217.50 in total (80% from the Sponsor and 20% from Tradeup INC);

5

•
in order to finance transaction costs in connection with an intended initial business combination, the founders, an affiliate of the founders, or certain of UPTD’s officers and directors may, but are not obligated to, loan UPTD funds as may be required. If UPTD completes the Business Combination, UPTD would repay such loaned amounts out of the proceeds of the Trust Account released to UPTD. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, UPTD may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,200,000 of such loans may be convertible into the working capital shares that may be issued upon conversion of such working capital loans (“Working Capital Shares”), at a price of $10.00 per share at the option of the lender. As of the date hereof, UPTD had $
598,600
outstanding under the working capital loans as evidenced by the Notes accordingly;

•
the founders and UPTD’s officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred related to identifying, investigating, and consummating an initial business combination, provided, that, if UPTD does not consummate its initial business combination, a portion of the working capital held outside the Trust Account may be used by UPTD to repay such reimbursements so long as no proceeds from the Trust Account are used for such repayment. As of the date hereof, the UPTD Initial Stockholders and their respective affiliates had not incurred any reimbursable out-of-pocket expenses;

•	the nomination of Ms. Pei Xu by UPTD as a director of New Estrella following the Closing; Ms. Xu is also the CFO of Zhongchao Inc. (Nasdaq: ZCMD) of which Mr. Weiguang Yang is the CEO;

•	the continued indemnification of current directors and officers of UPTD and the continuation of directors’ and officers’ liability insurance after the Business Combination;

•
the fact that the UPTD Initial Stockholders may be incentivized to complete the Business Combination, or an alternative initial business combination with a less favorable company or on terms less favorable to stockholders, rather than to liquidate, in which case the UPTD Initial Stockholders would lose their entire investment. As a result, the UPTD Initial Stockholders may have a conflict of interest in determining whether Estrella is an appropriate business with which to effectuate a business combination and/or in evaluating the terms of the business combination;

•
the fact that the UPTD Initial Stockholders collectively acquired 1,107,500 founder shares at a purchase price of approximately $0.023 per share and 312,200 Private Shares at a purchase price of $10.00 per share, representing 60.9% of issued and outstanding shares of our Common Stock prior to the Business Combination. However, the newly issued 32,500,000 shares of our Common Stock for the Merger Consideration is based on a deemed price per share of $10.00 per share. Therefore, the UPTD Initial Stockholders could make a substantial profit after the Business Combination from their acquisition of founder shares and/or Private Shares as discussed above, even if the Business Combination subsequently declines in value or is unprofitable for the public stockholder, or the public stockholder experience substantial losses in their investment in New Estrella; and

•
in addition to these interests of the UPTD Initial Stockholders, to the fullest extent permitted by applicable laws, our amended and restated certificate of incorporation (the “Current Charter”) waives certain applications of the doctrine of corporate opportunity in some circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the Current Charter or in the future, and UPTD will renounce any expectancy that any of the directors or officers of UPTD will offer any such corporate opportunity of which he or she may become aware to UPTD. UPTD does not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. Further, UPTD does not believe that the waiver of the application of the corporate opportunity doctrine in the Current Charter had any impact on its search for a potential business combination target.

Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, the Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our Current Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

As more fully discussed in “
Directors, Executive Officers and Corporate Governance — Conflicts of Interest
,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to such other entities (as well as to us). We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers would materially undermine our ability to complete our initial business combination. Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding the Business Combination Fee payable to our underwriters and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account ) while we are listed on NASDAQ (and all target business opportunities if we are delisted from NASDAQ) prior to presenting them to any other entity until the earlier of a business combination or our liquidation, subject to any pre-existing fiduciary or contractual obligations they may have. Our officers and directors have also agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required time period.

For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “
Directors, Executive Officers and Corporate Governance — Conflicts of Interest
.”

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the Trust Account available for a business combination initially in the amount of $38,600,000, after payment of approximately $36.1 million to the redeeming stockholders in connection with the Extension and $1,550,500 for the Business Combination Fee, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

Selection of a Target Business and
Structuring
of Our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Business Combination Fee and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The Board determined that this test was met in connection with the proposed Business Combination.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We are providing our public stockholders with the opportunity to redeem all or a portion of their public shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $10.20 per share, without taking into account interest earned on the Trust Account.

The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the Business Combination Fee. However, the amount of the Business Combination Fee is fixed regardless of the level of redemptions from our Trust Account in connection with the Business Combination. As a result, as redemptions increase, the per-share impact of the Business Combination Fee will increase for each non-redeeming stockholder.

The UPTD Initial Stockholders have entered into a letter agreement by and among UPTD and the UPTD Initial Stockholders, dated July 14, 2021, in connection with the IPO (the “IPO Letter Agreement”), pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Private Shares held by them in connection with the completion of our business combination. However, if any UPTD Initial Stockholders acquired public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by July 19, 2023.

We will complete our initial business combination only if a majority of the outstanding shares of our Common Stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. The UPTD Initial Stockholders will count towards this quorum and have agreed to vote their founder shares, Private Shares, and any public shares purchased during or after the IPO in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of our Common Stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. UPTD’s Initial Stockholders collectively own 1,419,
700
shares of our Common Stock (including 1,107,500 founder shares and 312,200 Private Shares). As a result, in addition to the UPTD Initial Stockholders’ founder shares and Private Shares, we do not need additional shares to vote in favor of the business combination for it to be approved (assuming either all outstanding shares are voted or only the quorum is present and voted.

These quorums and voting thresholds, and the IPO Letter Agreement may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote, do not vote, or abstain, and if they do vote, irrespective of whether they vote for or against, or abstain from voting on the proposed transaction, and irrespective of whether they were a public stockholders on the record date for the special meeting in connection for the vote to approve the business combination.

Limitation on Redemption upon Completion of Initial Business Combination

If we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, the Current Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the public shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the public shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, the Current Charter does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against, or to abstain from voting on, our business combination.

In addition, the Current Charter provides that we will only redeem the public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of the Business Combination Fee (so that we are not subject to the SEC’s “penny stock” rules). In the event the aggregate cash consideration we would be required to pay for all shares of our Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination exceed the aggregate amount of cash available to us, we will not complete a business combination or redeem any shares, and all shares of our Common Stock submitted for redemption will be returned to the holders thereof.

Tendering Stock Certificates in Connection with Redemption Rights

Public stockholder seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” are required to tender their certificates to our transfer agent up to two business days prior to the Special Meeting, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Given the relatively short exercise period, it is advisable for public stockholder to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the public shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $120.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of the public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then the public stockholder who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination with Estrella is not completed, we may continue to try to complete a business combination with a different target by July 19, 2023 (or such later date as may be approved by UPTD stockholders in an amendment to its Current Charter).

Redemption of Public Shares and Liquidation if No Initial Business Combination

The Current Charter provides that we have until July 19, 2023 to complete our initial business combination. If we are unable to complete our business combination by July 19, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if we fail to complete our business combination by July 19, 2023.

The UPTD Initial Stockholders have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares and Private Shares held by them if we fail to complete our initial business combination within by July 19, 2023. However, if our founders, officers, or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by July 19, 2023.

The UPTD Initial Stockholders have agreed, pursuant the IPO Letter Agreement, that they will not propose any amendment to the Current Charter (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 19, 2023, or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide the public stockholder with the opportunity to redeem their shares of our Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem the public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of the Business Combination Fee (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of the public shares.

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

If we were to expend all of the net proceeds of the IPO and the sale of the Private Shares, other than the proceeds deposited in the Trust Account, and without taking into account interest earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of the public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, and claim of any kind in or to any monies held in the Trust Account for the benefit of the public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility, or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason. The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. We have not asked the Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of the public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to the public stockholder upon the redemption of the public shares in the event we do not complete our business combination by July 19, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to the public stockholder upon the redemption of the public shares in the event we do not complete our business combination within by July 19, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by July 19, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholder’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem the public shares as soon as reasonably possible by July 19, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to the public stockholder. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, the Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholder from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The public stockholder will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of the public shares if we do not complete our business combination by March 19, 2023, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to the Current Charter (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of the public shares if we have not consummated an initial business combination by July 19, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described in the S-1. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. A stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

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

Potential Purchases of our Securities

In connection with the stockholder vote to approve the proposed Business Combination, the founders, directors, officers or advisors or their respective affiliates may privately negotiate transactions to purchase our Common Stock from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the Trust Account. None of UPTD’s founders, directors, officers or advisors or their respective affiliates will make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of UPTD Common Stock, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights, and could include a contractual provision that directs such stockholder to vote such shares in a manner directed by the purchaser. In the event that the founders, directors, officers or advisors of UPTD or their affiliates purchase shares in privately negotiated transactions from public stockholder who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Any such privately negotiated purchases may be effected at purchase prices that are below or in excess of the per-share pro rata portion of the Trust Account. The purpose of any such purchases of our Common Stock could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy the closing conditions pursuant to the Merger Agreement that requires UPTD to have, among the others, (i) net tangible assets no less than $5,000,0001, (ii) an aggregate of at least $20,000,000 Available Combined Cash Amount (as defined in the Merger Agreement); and (iii) at least $20,000,000 Merger Financing (as defined in the Merger Agreement), upon the completion of the Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our Common Stock or our Warrants may result in the completion of Business Combination that may not otherwise have been possible. UPTD expects any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Common Stock or our Warrants and the number of beneficial holders of UPTD’s securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

However, in the event the founders, directors, officers, or advisors of UPTD or their affiliates were to purchase shares or warrants from public stockholder, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

the founders, directors, officers, or advisors of UPTD or their affiliates will purchase public shares or our Warrants from public stockholder outside the redemption process at a price no higher than the price offered through the redemption process;

•

the registration statement/proxy statement filed in connection with the Business Combination would include a representation that any of the public shares or our Warrants purchased by the founders, directors, officers, or advisors of UPTD or their affiliates from public stockholder outside the redemption process would not be voted in favor of approving the Business Combination;

12

•

the founders, directors, officers, or advisors of UPTD or their affiliates do not possess any redemption rights with respect to the public shares or our Warrants or, if they possess such redemption rights, they have entered into a letter agreement pursuant to which they have waived such rights; and

•

UPTD will disclose in the Form 8-K to be filed prior to the holding of its stockholder meeting to approve the Business Combination the following material items:

a.       the number of the public shares or Warrants purchased by the founders, directors, officers, or advisors of UPTD or their affiliates from public stockholder outside the redemption process, along with the purchase price for such public shares or our Warrants;

b.      the purpose of the purchases of such public shares or Warrants by the founders, directors, officers or advisors of UPTD or their affiliates;
c.       the impact, if any, of the purchases of such public shares or Warrants by the founders, directors, officers, or advisors of UPTD or their affiliates on the likelihood that the Business Combination will be approved and consummated;
d.       the identity of the selling stockholders who sold such public shares or Warrants to the founders, directors, officers, or advisors of UPTD or their affiliates (if not purchased on the open market) or the nature of the selling stockholders (e.g., 5% security holders) who sold such public shares or our Warrants to the founders, directors, officers or advisors of UPTD or their affiliates; and
e.       the number of public shares or our Warrants for which UPTD has received redemption requests pursuant to its redemption offer.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus of the IPO dated July 19, 2021 and in the Form S-4. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 19, 2021 or in the Form S-4, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Holders of Record

At
March 14,
2023, there were 6 holders of record of our Common Stock, 1 holder of record of our Units, and 1 holder of record of our separately traded Warrants. The number of record holders was determined from the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The information of the Notes and Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes and Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On July 19, 2021, we consummated the IPO of 4,000,000 Units. Each Unit consists of one share of Common Stock, and one-half of one Warrant, each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 295,000 Private Shares to the Company’s founders, the Sponsor and Tradeup INC., among which, the Sponsor purchased 236,000 Private Shares and Tradeup INC. purchased 59,000 Private Shares at a purchase price of $10.00 per Private Share, generating the Private Placement Proceeds to the Company of $2,950,000. The Private Shares are identical to the shares of Common Stock sold as part of the Units in the IPO, except that the Private Shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The IPO Proceeds of $40,800,000 ($10.20 per Unit) were placed in the Trust Account established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

December 2022 Extension, Related Redemption and Extension Notes

UPTD initially had until January 19, 2023 to consummate an initial business combination. On December 22, 2022, UPTD held the 2022 Special Meeting, where the Company was approved by its stockholders to adopt the amended and restated certificate of incorporation to extend the Combination Deadline from January 19, 2023, by one month up to six times, to July 19, 2023 or such earlier date as determined by the board of directors of the Company. Upon the stockholders’ approval, on December 29, 2022, the Company filed a certificate of amendment to the amended and restated certificate of incorporation which became effective upon filing. Additionally, as a result of the 2022 Special Meeting, upon the stockholders’ approval, on December 29, 2022, UPTD and Wilmington Trust, National Association, as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated July 14, 2021.

As a result of the 2022 Special Meeting, 3,519,780 shares of Common Stock were rendered for redemption and approximately $36.1 million was released from the Trust Account to pay such redeeming stockholders.

Under the Current Charter, the Company may extend the Combination Deadline until July 19, 2023 by depositing $45,511 (or $0.05 per share) of the Monthly Extension Payment into the Trust Account for each monthly Extension. Pursuant to the Merger Agreement, Estrella made two Monthly Extension Payments to the Trust Account, as a result of which, the current Combination Deadline is March 19, 2023. The two Monthly Extension Payments were evidenced by two Extension Notes issued by the Company to Estrella, each in the principal amount of $45,511.

As provided in the Merger Agreement, Estrella has agreed to, upon request by the founders of the Company, deposit the agreed reasonable amount to the Company’s trust in order to effectuate extension of the Company’s deadline to consummate a business combination. Pursuant to the Merger Agreement, Estrella made two Monthly Extension Payments to the Trust Account, as a result of which, the current Combination Deadline is March 19, 2023. The two Monthly Extension Payments were evidenced by two Extension Notes issued by the Company to Estrella, each in the principal amount of $45,511.

If UPTD is not able to consummate the Business Combination with Estrella or another business combination by up to July 19, 2023 (if extended, or such later date as may be approved by UPTD stockholders in an amendment to its Current Charter), UPTD must redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to UPTD to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares.

Proposed Business Combination with Estrella

After the consummation of the IPO, UPTD’s management began their search for a suitable target for a business combination. In addition, they were contacted by a number of individuals and entities with respect to potential business combination opportunities. UPTD has reviewed in varying degrees approximately 22 potential business combination candidates involved in various industries and sectors, including manufacturing, high technology, education, biotech and pharmaceutical, infrastructure, and energy. In May 2022, Estrella was introduced to UPTD. Since May 2022, management of UPTD and Estrella had several conference calls to discuss the proposed business combination and relevant business terms.

Estrella is a preclinical-stage biopharmaceutical company developing CD19 and CD22-targeted ARTEMIS®️ T-cell therapies with the capacity to address treatment and safety challenges for patients with blood cancers and solid tumors. Estrella’s mission is to harness the evolutionary power of the human immune system to transform the lives of patients fighting cancer. For more information regarding the business of Estrella and the proposed Business Combination, see the Form S-4.

Merger Agreement

On September 30, 2022, we entered into the Merger Agreement among Merger Sub and Estrella. Pursuant to the Merger Agreement, among other things, in accordance with the DGCL, Merger Sub will merge with and into the Estrella, with Estrella surviving the Merger as the Surviving Company. The Merger will become effective at such time on the date of the Closing as the certificate of merger is duly filed with the Delaware Secretary of State or at the Effective Time. Effective as of the Closing, UPTD will change its name to “Estrella Immunopharma, Inc.”

Pursuant to the Merger Agreement, stockholders of Estrella immediately prior to the Effective Time collectively will receive from us, in the aggregate, a number of newly issued shares of Common Stock equal to: (i) $325,000,000, divided by (ii) $10.00 per share in consideration of converting their shares of Estrella Common Stock. Each share of preferred stock of Estrella that is issued and outstanding immediately prior to the Effective Time will automatically convert into a number of shares of Estrella Common Stock in accordance with the certificate of incorporation of Estrella immediately prior to the Effective Time.

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreement and the Support Agreement, as described elsewhere in the Form S-4 (as defined below), as amended from time to time, initially filed with the SEC on October 17, 2022.

Outstanding Promissory Notes and Loans

On July 25, 2022, we issued (i) the Running Lion Note in the amount of $204,000 to Running Lion and (ii) the July 2022 Sponsor Note in the amount of $294,600 to Tradeup INC. The proceeds of the Running Lion Note and July 2022 Sponsor Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. On January 19, 2023, we issued the January 2023 Sponsor Note in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses.

Pursuant to the Merger Agreement, Estrella made two Monthly Extension Payments to the Trust Account, as a result of which, the current Combination Deadline is March 19, 2023. The two Monthly Extension Payments were evidenced by two Extension Notes issued by the Company to Estrella, each in the principal amount of $45,511.

The payees of the Notes and Extension Notes (collectively, the “Payees”) have the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into private shares of the Common Stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File No.: 333-253322), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of Conversion Shares to be received by the Payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Payees by (y) $10.00, respectively. Notwithstanding the foregoing, the Company shall have the obligation to pay to Estrella the funds amounting to the principal amount of the Extension Notes if the proposed Business Combination is terminated pursuant to the Merger Agreement. The Company shall refund the principal amount of the Extension Notes to Estrella fully within 5 business days of such termination.

The issuance of the Notes and Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

For   the year ended December 31, 2022, we had had net loss of $
996,104
, consisting of $1,368,219 of operating costs, consisting mostly of general and administrative expenses, $201,308 of franchise tax expenses
, and $80,648 of income taxes provision
, offset by $654,071 of interest income from investments in the Trust Account.

For the period from January 6, 2021 (inception) through December 31, 2021, we had net loss of $247,718, consisting of $178,992 of operating costs, consisting mostly of general and administrative expenses, and $70,154 of franchise tax expenses, offset by $1,428 of interest income from investments in the Trust Account.

Liquidity and Capital Resources

For the year ended December 31, 2022, cash used in operating activities was $1,043,848. As of December 31, 2022, we had cash outside the Trust Account of $40,802 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the shares of Common Stock. As of December 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination, or, at the lender’s discretion, up to $1,200,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per share. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

As of December 31, 2022, we had cash of $40,802 and a working deficit of $
1,020,642
. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.  In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the working capital loans, as discussed above. In addition, if we are unable to complete a business combination by July 19, 2023, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful by July 19, 2023. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the founder shares, the Private Shares, and any Conversion Shares will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We are obligated to pay the Representatives the Business Combination Fee equal to 3.5% of the gross proceeds of the IPO and the sale of over-allotment Option Units. The Business Combination Fee of $1,550,500 will become payable to the Representatives from the amounts held in the Trust Account solely in the event that we complete a Business Combination.

As of the date hereof, we have outstanding loans from various related parties in the aggregated amount of $598,600, which include (i) the Running Lion Note in the amount of $204,000 to Running Lion, (ii) the July 2022 Sponsor Note in the amount of $294,600 to Tradeup INC., (iii) the January 2023 Sponsor Note in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, and (iv) the March 2023 Sponsor Note in the amount of $50,000 to Tradeup INC.. In connection with the Extension, we issued the Extension Notes in the amount of $91,922 to Estrella to evidence the funds deposited into the Trust Account.

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

Investments held in Trust Account

At December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

We account for our Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, shares of Common Stock subject to possible redemption are presented at redemption value of $10.25 and $10.20 per share, respectively, as temporary equity, outside of the stockholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

Because the Company is a Delaware corporation and our securities trades on Nasdaq, it is a “covered corporation” within the meaning of the IRA. The Excise Tax may apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with the Merger, unless an exemption is available. Issuances of securities in connection with the Merger are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company is currently evaluating the impact it will have in the event of the Merger or liquidation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the restatement related to the classification of redeemable ordinary shares as of  July 19, 2021 and management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due solely to the material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering.    In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Jianwei Li	44	Chairman, Co-Chief Executive Officer
Weiguang “James” Yang	40	Co-Chief Executive Officer, Director
Luqi “Lulu” Wen	41	Chief Financial Officer, Secretary
Weston Twigg	49	Director
Tao Jiang	53	Director
James Long	51	Director

Below is a summary of the business experience of each of our executive officers and directors:

Mr. Jianwei Li
 is our Co-CEO and chairman. Mr. Li was also Chairman and Co-Chief Executive Officer of another blank check company, TradeUP Global Corporation (Former Nasdaq: TUGC) (“TradeUP Global”), and in March 2022, became a director of SAI.TECH Global Corp. (Nasdaq: SAI), the post-combination entity of TradeUP Global upon its business combination with SAITECH Limited until his resignation in August 2022. Mr. Li has served as the founding and managing partner of Zhencheng Capital, an investment firm, specializing in early-stage investments since May 2016. From May 2015 to May 2016, Mr. Li served as Chief Investment Officer and Partner at ZhenFund, an early-stage investment firm. From July 2011 to May 2015, Mr. Li served as Vice President at Sequoia Capital China and led the investments in artificial intelligence hardware and corporate service sectors. From February 2007 to June 2011, Mr. Li served as Vice President at Fidelity Growth Partners Asia and oversaw investments in the technology, media, and telecom sector. From July 2004 to January 2007, Mr. Li was a consultant at Boston Consulting Group. Mr. Li holds his Bachelor’s and Master’s degrees from Beijing University of Posts and Telecommunications. Mr. Li was ranked #88 on 2020 Forbes China top 100 venture investors.

Mr. Weiguang (James) Yang
 is our Co-CEO and a director. Mr. Yang currently serves as the President, Chairman, and Chief Executive Officer of Zhongchao, Inc., a Nasdaq-listed company (Nasdaq: ZCMD), which he founded in 2012. From June 2013 to June 2016, Mr. Yang served as the first Chinese board member on the Global Alliance for Medical Education, a non -profit organization dedicated to the advancement of innovation in medical education throughout the world. From October 2005 to July 2012, Mr. Yang was the general manager at Medwork, a continuing medical education company. Mr. Yang obtained a Bachelor’s degree in Clinical Medicine Science (traumatic surgery) from Gannan Medical University in 2005. Mr. Yang also attended the master course of Social Medicine and Health Management as continuing education from 2006 to 2008 in Capital Medical University of China. From 2010 to 2012, Mr. Yang took part in the master course of Integrated Marketing Communication in Tsinghua University.

Ms. Luqi (Lulu) Wen
is our Chief Financial Officer and secretary. Ms. Wen has been the financial director of Zhencheng Capital since May 2016. From January 2021 to April 2022, Ms. Wen served as Chief Financial Officer of TradeUP Global prior to the consummation of its business combination with SAI.TECH Global Corp. (Nasdaq: SAI). Form August 2011 to May 2016, Ms. Wen served as the senior finance manager in Harvest fund, a Chinese institutional asset manager. She also worked as a financial reporting manager at DHL-Sinotrans from 2007 through 2010 and senior financial analyst at Lenovo Greater China from 2005 to 2007. Ms. Wen received her Bachelor’s degree from Sichuan University in Business Administration and Master’s degree from the University of Leeds in International Finance. In addition, she holds CFA and ACCA designations.

Mr. Weston Twigg
 is one of our independent directors.
Since February 2023, Mr. Twigg has served as an independent director at Tungray Technologies, Inc., which provides customized industrial manufacturing solutions.
Since February 2023, Mr. Twigg has served as the Chief Financial Officer of INNO Holdings, Inc., a building technology company. Mr. Twigg served as a Managing Director and Equity Research Analyst leading the Industry 4.0 Software and Systems research practice at Piper Sandler, from July 2021 to September 2022. Before joining Piper Sandler, he was a Managing Director and Equity Research Analyst leading the semiconductor equity research group at KeyBanc Capital Markets from 2014 to 2021. Before joining KeyBanc Capital Markets, Mr. Twigg was an Associate Equity Analyst from 2005 to 2007, Senior Equity Analyst from 2007 to 2012, and Principal from 2012 to 2014 at Pacific Crest Securities until Pacific Crest Securities was acquired by KeyBanc Capital Markets in September 2014. Prior to joining Pacific Crest Securities, Mr. Twigg worked in the semiconductor industry as a senior engineer at Intel from 2000 to 2005, and before that, as a process engineer at Samsung from 1998 to 2000. Mr. Twigg received his MBA from the Michael G. Foster School of Business, University of Washington, his Master of Science in Chemical Engineering from Michigan State University, and his Bachelor’s degree in Chemistry from Albion College. Mr. Twigg was recognized as one of the Top Ten Stock Pickers in the U.S. by Financial Times in 2011.

Mr. Tao Jiang
 is one of our independent directors. Mr. Jiang is the Founder & Chairman of China Software Developer Community (“CSDN”), and the founding partner of GeekFounders. Mr. Jiang has over 25 years of experience in the software and internet industry as a programmer, entrepreneur, and angel investor. From March 2021 to April 2022, Mr. Jiang was a director of TradeUP Global prior to the consummation of its business combination with SAI.TECH Global Corp. (Nasdaq: SAI). In 1999, Mr. Jiang founded CSDN, a professional Chinese IT technology community, which currently has more than 31 million registered users, and is ranked 30th in Alexa global website traffic rank. In 2011, Mr. Jiang founded GeekFounders, and invested in a variety of high-tech startups. Prior to founding CSDN and GeekFounders, Mr. Jiang worked at Giant Network Group Co from 1992 to 1997 and Kingsoft Corporation in 1997 and led the development of Giant’s handwriting computer, PowerWord, and Herosoft Player. Mr. Jiang received his Bachelor’s degree from Sichuan University in computational mathematics and application software.

Mr. James Long
 is one of our independent directors. Mr. Long serves as the Chairman and CEO of MDLand International Corp., a digital healthcare company based in New York City providing cloud-based technology solutions to medical practices and healthcare organizations since October 2005. Previously, from 1998 to 2005, Mr. Long was a Vice President/Consultant at JPMorgan Chase, responsible for the development and the support of applications for treasury services solutions. Prior to JPMorgan Chase, from 1995 to 1997, Mr. Long was a system engineer at Periphonic (acquired by Nortel) to develop the first-generation natural language processing-based voice applications and was a principal engineer at Medical Systems for the federally-fund small business innovation research project. Mr. Long completed the Stanford Executive Program Flex from Stanford University in February 2022 and is currently a member of Alumni Association of the Graduate School of Business at Stanford. Mr. Long holds a Master of Science degree in Physics with an emphasis on digital signal processing from the University of Wisconsin and a Bachelor of Science degree in Physics with an emphasis on microcomputers from Zhongshan (Sun Yat-Sen) University.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “
Directors, Executive Officers and Corporate Governance
—
Conflicts of Interest
,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Twigg qualifies as an “
audit committee financial expert
” as defined in applicable SEC rules.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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
The following table does not reflect the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) that, to our best knowledge, such information is not complete or accurate.
The following table does not reflect record of beneficial ownership of the Warrants included in the Units sold in the IPO as these Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of the date hereof, there are 2,329,920 shares of Common Stock issued and outstanding.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Common Stock
5% Stockholders of UPTD
TradeUP Acquisition Sponsor LLC (2)	1,111,760	47.72%
Tradeup INC.(3)	135,970	5.84%
Directors and Executive Officers of UPTD
Jianwei Li(2)	1,253,730	53.81%
Weiguang Yang	—	—
Luqi Wen	—	—
Weston Twigg	10,000	*
Tao Jiang	10,000	*
James Long	10,000	*
All executive officers and directors as a group (6 individuals)	1,283,730	55.10%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o TradeUP Acquisition Corp., 437 Madison Avenue 27th Floor, New York, New York 10022 .
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

As of December 31, 2022 and 2021, there were 1,107,500 founder shares issued and outstanding, net of the forfeiture of the 42,500 founder shares as the underwriters’ over-allotment is not exercised in full by September 1, 2021, 45-day from the date of the IPO. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Our founders have purchased an aggregate of 312,200 Private Shares for a purchase price of $10.00 per share in the Private Placement simultaneously with the closing of the IPO and the underwriters’ partial exercise of Over-allotment Option. As such, our founders’ interest in this transaction is valued at between $3,
122
,000. The Private Shares sold in the Private Placement and issued upon conversion of working capital loans may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s initial business combination.

On March 4, 2022, pursuant to a certain securities transfer agreement, Tradeup INC. has transferred 110,750 founder shares, at $0.0232 per founder share and 31,220 Private Shares, at $10.00 per private share to Mr. Jianwei Li, our Chairman and Chief Executive Officer.

As more fully discussed in the section of this report entitled “
Directors, Executive Officers and Corporate Governance
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

IPO Promissory Note

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

On July 25, 2022, we issued (i) the Running Lion Note in the amount of $204,000 to Running Lion, which is wholly owned and controlled by Mr. Weiguang Yang, our Co-Executive Officer and director and (ii) the July 2022 Sponsor Note in the amount of $294,600 to Tradeup INC., one of our Founders. On March 3, 2023, we issued the March 2023 Sponsor Note in the amount of $50,000 to Tradeup INC. The proceeds of the Running Lion Note, the July 2022 Sponsor Note and the March 2023 Sponsor Note, which may be drawn down from time to time until we consummate our initial Business Combination, will be used as general working capital purposes. On January 19, 2023, we issued the January 2023 Sponsor Note in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of our Business Combination or (ii) the Maturity Date. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of our obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against us; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

The Payees respectively have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into Conversion Shares, as described in our prospectus (File Number 333-253322), by providing us with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Shares to be received by the Payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

As of the date hereof, we have outstanding loans from various related parties in the aggregated amount of $598,600, which include (i) the Running Lion Note in the amount of $204,000 to Running Lion, (ii) the July 2022 Sponsor Note in the amount of $294,600 to Tradeup INC., (iii) the January 2023 Sponsor Note in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, and (iv) the March 2023 Sponsor Note in the amount of $50,000 to Tradeup INC.

As of December 31, 2022 and 2021, the Company had borrowings of $498,000 and $0, respectively, under the working capital loans.

Due to a related party

For the year ended December 31, 2022, the Sponsor loaned us $50,000 to cover certain of our operating expenses. As of December 31, 2022, the total amount due to the Sponsor was $50,000 and such balance was converted into the January 2023 Sponsor Note on January 19, 2023.

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

In connection with the Extension, Estrella deposited two Monthly Extension Payments of $91,002 in total into the Trust Account pursuant to the Merger Agreement, which was evidenced by the Extension Notes in the same amount to Estrella. If UPTD cannot complete its initial Business Combination by the Combination Deadline, it will be forced to dissolve and liquidate pursuant to the Current Charter. Estrella has the right, but not the obligation to convert the Extension Notes, in whole or in part, into shares of our Common Stock for an amount determined by dividing (x) the sum of the outstanding principal amount payable to Estrella by (y) $10.00. Notwithstanding the foregoing, UPTD shall have the obligation to pay to Estrella the funds amounting to the principal amount of the Estrella Note if the Business Combination is terminated pursuant to the Merger Agreement. UPTD shall refund the principal amount of the Extension Notes to Estrella fully within 5 business days of such termination.

RELATED PARTY POLICY

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that was filed as an exhibit to the S-1 was adopted prior to the consummation of the IPO.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Marcum (formerly Friedman LLP, prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021.

	2022 (1)	2021
Audit Fees	$65,000	$56,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1) Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman continued to serve as the Company’s independent registered public accounting firm through October 10, 2022. On October 10, 2022, the Board of Directors and the Audit Committee of the Board approved the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. Approximately $10,000 of the total fees for audit services during the year ended December 31, 2022 were provided by Marcum.

Audit fees were for professional services rendered by Marcum for the audit of our annual financial statements, and services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

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

2.1
Agreement and Plan of Merger, dated as of September 30, 2022, by and among the Registrant, TradeUP Merger Sub Inc., and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 3, 2022)

3.1
Amended and Restated Certificate of Incorporation, dated July 14, 2021. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, adopted by stockholders of the Company on December 22, 2022 and filed with the Secretary of State of the State of Delaware on December 29, 2023. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 5, 2023)

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

4.5	Description of Registered Securities

10.1
Letter Agreements, dated July 14, 2021, among the Company TradeUP Acquisition Sponsor LLC, Tradeup INC. and certain security holders named therein. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.2
Investment Management Trust Account Agreement, dated July 14 2021, between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.3
Registration Rights Agreement, dated July 14, 2021, among the Company, certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.4
Private Placement Shares Purchase Agreement, dated July 14, 2021, between the Company, TradeUP Acquisition Sponsor LLC and Tradeup INC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.5
Form of Indemnity Agreement, dated July 14, 2021, between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.6
Securities Assignment Agreement, dated July 14, 2021, among TradeUP Acquisition Sponsor LLC, Tradeup INC. and the independent directors of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.7
Securities Subscription Agreement, between the Company and TradeUP Acquisition Sponsor LLC, dated February 12, 2021 (incorporated by reference to Exhibit 10.5 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 9, 2021)

10.8
Securities Subscription Agreement, between the Company and Tradeup INC., dated February 12, 2021 (incorporated by reference to Exhibit 10.6 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 9, 2021)

10.9
Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Running Lion Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 27, 2022)

10.10
Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 27, 2022)

10.11
Sponsor Agreement, dated as of September 30, 2022 by and among TradeUP Acquisition Corp., Estrella Biopharma, Inc., the Sponsors of TradeUP Acquisition Corp. and certain stockholders of TradeUP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 3, 2022)

10.12
Amendment to the Investment Management Trust Agreement dated December 29, 2023, between the Company and Wilmington Trust, National Association. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 5, 2023)

10.13
Extension Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2023)

10.14
Sponsor Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2023)

10.15
Extension Note, dated February 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 21, 2023)

10.16
Sponsor Note, dated March 3, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 3, 2023)

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

TRADEUP ACQUISITION CORP.

Dated: March 14, 2023	By:	/s/ Jianwei Li
	Name:	Jianwei Li
	Title:	Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jianwei Li	Co-Chief Executive Officer (Principal Executive Officer) and Chairman	March 14, 2023
Jianwei Li

/s/ Weiguang “James” Yang	Co-Chief Executive Officer and Director	March 14, 2023
Weiguang “James” Yang

/s/ Luqi “Lulu” Wen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
Luqi “Lulu” Wen

/s/ Weston Twigg	Independent Director	March 14, 2023
Weston Twigg

/s/ Tao Jiang	Independent Director	March 14, 2023
Tao Jiang

/s/ James Long	Independent Director	March 14, 2023
James Long

TRADEUP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
TradeUP Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of
TradeUP Acquisition Corp.
(the “Company”) as of December 31, 2022, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes

(collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum
LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, New Jersey

March 1
4
, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TradeUP Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TradeUP Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 6, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from January 6, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 29, 2022

TRADEUP ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$40,802	$478,868
Prepaid expenses	11,625	137,166
Total current assets	52,427	616,034

Investments held in Trust Account	9,671,375	45,187,428
Total Assets	$9,723,802	$45,803,462

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$329,166	$3,000
Working capital loans - related parties	498,600	-
Due to a related party	50,000	-
Income tax payable	51,176	-
Franchise tax payable	144,127	70,154
Total current liabilities	1,073,069	73,154

Deferred tax liability	29,472	-
Deferred underwriters' marketing fees	1,550,500	1,550,500
Total Liabilities	2,653,041	1,623,654

Commitments and Contingencies

Common stock subject to possible redemption, 910,220 and 4,430,000 shares at redemption value of $10.25 and 10.20 per share as of December 31, 2022 and 2021, respectively	9,326,446	45,186,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 910,220 and 4,430,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	142	142
Additional paid-in capital	-	-
Accumulated deficit	(2,255,827)	(1,006,334)
Total Stockholders' Deficit	(2,255,685)	(1,006,192)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$9,723,802	$45,803,462

The accompanying notes are an integral part of these financial statements.

TRADEUP ACQUISITION CORP.
STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2022	For the Period from January 6, 2021 (inception) through December 31, 2021

Formation and operating costs	$1,368,219	$178,992
Franchise tax expenses	201,308	70,154
Loss from Operations	(1,569,527)	(249,146)

Other income:
Dividend earned on investment held in Trust Account	654,071	1,428

Loss before income taxes	(915,456)	(247,718)

Income taxes provision	(80,648)	-

Net Loss	$(996,104)	$(247,718)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,343,211	2,033,677
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.16)	$0.76
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,419,700	1,179,328
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.22)	$(1.52)

The accompanying notes are an integral part of these financial statements.

TRADEUP ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 6, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founders shares issued to the Sponsor	-	-	1,150,000	115	24,885	-	25,000
Forfeiture of Founders shares issued to the Sponsor	-	-	(1,150,000)	(115)	(24,885)	-	(25,000)
Founders shares issued to initial stockholders	-	-	1,150,000	115	24,885	-	25,000
Sale of public units through public offering	-	-	4,430,000	443	44,299,557	-	44,300,000
Sale of private placement shares	-	-	312,200	31	3,121,969	-	3,122,000
Underwriters' discount	-	-	-	-	(886,000)	-	(886,000)
Underwriters' marketing fees	-	-	-	-	(1,550,500)	-	(1,550,500)
Other offering expenses	-	-	-	-	(582,974)	-	(582,974)
Forfeiture of common stock by initial stockholders	-	-	(42,500)	(4)	4	-	-
Reclassification of common stock subject to redemption	-	-	(4,430,000)	(443)	(43,516,256)	-	(43,516,699)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	2,966,085	-	2,966,085
Accretion of carrying value to redemption value	-	-	-	-	(3,876,770)	(758,616)	(4,635,386)
Net loss	-	-	-	-	-	(247,718)	(247,718)
Balance as of December 31, 2021	-	-	1,419,700	142	-	(1,006,334)	(1,006,192)
Accretion of carrying value to redemption value	-	-	-	-	-	(253,389)	(253,389)
Net loss	-	-	-	-	-	(996,104)	(996,104)
Balance as of December 31, 2022	-	$-	1,419,700	$142	$-	$(2,255,827)	$(2,255,685)

The accompanying notes are an integral part of these financial statements.

TRADEUP ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From January 6, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(996,104)	$(247,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(654,071)	(1,428)
Deferred tax expense	29,472	-
Changes in operating assets and liabilities:
Prepaid expenses	125,540	(137,166)
Accounts payable and accrued expenses	326,166	-
Income tax payable	51,176	-
Franchise tax payable	73,973	70,154
Net cash used in operating activities	(1,043,848)	(316,158)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(45,186,000)
Withdraw of investment held in trust account	36,170,124	-
Net cash provided by (used in) investing activities	36,170,124	(45,186,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	-	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	-	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	-	25,000
Proceeds from sale of public units through public offering	-	44,300,000
Proceeds from sale of private placement shares	-	3,122,000
Payment of underwriters' discount	-	(886,000)
Payment of offering costs	-	(579,974)
Common stock redemption	(36,112,943)	-
Proceeds from issuance of promissory notes to related parties	-	300,000
Repayment on promissory note to related party	-	(300,000)
Proceeds from issuance of working capital loans to related parties	498,600	-
Borrowings from a related party	50,000	-
Net cash (used in) provided by financing activities	(35,564,343)	45,981,026

Net Change in Cash	(438,066)	478,868

Cash at beginning of year	478,868	-
Cash at end of year	$40,802	$478,868

Supplemental Disclosure of Non-cash Financing Activities
Offering costs included in accounts payable and accrued expenses	$-	$3,000
Deferred underwriters' marketing fees	$-	$1,550,500
Reclassification of common stock subject to redemption	$-	$43,516,699
Allocation of offering costs to common stock subject to redemption	$-	$2,966,085
Accretion of carrying value to redemption value	$253,389	$4,635,386

The accompanying notes are an integral part of these financial statements.

TRADEUP ACQUISITION CORP.
NOTES TO
FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, the Company had not commenced any operations. For the period from January 6, 2021 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Following the closing of the Initial Public Offering on July 19, 2021, the issuance and sale of Option Units on July 21, 2021 and the issuance and sale of Private Placement Shares, $45,186,000 from the net proceeds of the sale of the Units and from the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee. The aggregate amount of $45,186,000 ($10.20 per Unit) will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination by the Combination Deadline (as defined below); or (iii) absent an initial Business Combination by the Combination Deadline, its return of the funds held in the Trust Account to its public stockholders as part of its redemption of the public shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company initially had until January 19, 2023 to complete its initial Business Combination. On December 22, 2022, the Company held its special meeting of stockholders (the “Special Meeting”), where the Company was approved by its stockholders to amend the amended and restated certificate of incorporation to extend the date before which the Company must complete a Business Combination (the “Combination Deadline”) from January 19, 2023, by one month up to six times, to July 19, 2023, or such earlier date as determined by the board of directors of the Company (such monthly extension is herein referred to as the “Extension”). Upon the stockholders’ approval, on December 29, 2022, the Company filed a certificate of amendment to the amended and restated certificate of incorporation which became effective upon filing. If the Company is unable to complete the initial Business Combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination by the Combination Deadline. The founders (not including the anchor investors who purchase units in the Initial Public Offering and certain membership interest in the Sponsor, if any), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete an initial Business Combination by the Combination Deadline, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination by the Combination Deadline. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

On December 22, 2022, the Company held the Special Meeting, where the Company was approved by its stockholders to amend the Investment Management Trust Agreement dated July 14, 2021 (the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (the “Trustee”) to extend the liquidation date from January 19, 2023 to July 19, 2023. In connection with the votes to approve the extension proposal, 3,519,780 public shares were rendered for redemption with 910,220 public shares remained outstanding.

Liquidity and Going Concern

As of December 31, 2022, the Company had cash of $40,802 and a working deficit of $
1,020,642
. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by the Combination Deadline. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Merger Agreement

On September 30, 2022, the Company, Tradeup Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Estrella Biopharma, Inc., a Delaware corporation (the “Estrella”), entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”).

The merger consideration shares to be issued by the Company to the shareholder of Estrella is expected to be 32,500,000 shares of Common Stock.

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, Common Stock subject to possible redemption are presented at redemption value of $10.25 and $10.20 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022 and 2021, $0 and approximately $229,000, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

Because the Company is a Delaware corporation and our securities trades on Nasdaq, it is a “covered corporation” within the meaning of the IRA. The Excise Tax may apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with the Merger, unless an exemption is available. Issuances of securities in connection with the Merger are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company is currently evaluating the impact it will have in the event of the Merger or liquidation.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the years ended December 31, 2022 and 2021, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share
presented
in the statement of operations is based on the following:

			For the Period From
	For the		January 6, 2021
	Year Ended		(inception) through
	December 31, 2022		December 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(941,679)	$(307,814)	$(3,090,769)	$(1,792,335)
Accretion of carrying value to redemption value	253,389	—	4,635,386	—
Allocation of net income/(loss)	$(688,290)	$(307,814)	$1,544,617	$(1,792,335)
Denominators:
Weighted-average shares outstanding	4,343,211	1,419,700	2,033,677	1,179,328
Basic and diluted net income/(loss) per share	$(0.16)	$(0.22)	$0.76	$(1.52)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —
Investments
Held in Trust Account

As of December 31, 2022 and 2021, assets
held
in the Trust Account were comprised of $9,671,375 and $45,187,428, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and
2021
and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$9,671,375	$45,187,428

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

As of December 31, 2022 and 2021, 910,220 and 4,430,000 shares, respectively, of Common Stock subject to possible redemption reflected on the balance sheet are reconciled in the following table.

Common stock subject to possible redemption, July 19, 2021	$44,300,000
Less:
Proceeds allocated to public warrants	(783,301)
Offering costs of public shares	(2,966,085)
Plus:
Accretion of carrying value to redemption value	4,635,386
Common stock subject to possible redemption, December 31, 2021	45,186,000
Less:
Redemptions	(36,112,943)
Plus:
Accretion of carrying value to redemption value	253,389
Common stock subject to possible redemption, December 31, 2022	$9,326,446

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

As of December 31, 2022 and 2021, there were 1,107,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Working Capital Loans (Promissory Notes) — Related Parties

In order to finance transaction costs in connection with an intended initial Business Combination, the founders or an affiliate of the founders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to approximately $1,200,000 of such loans may be convertible into Private Placement Shares, at a price of $10.00 per share at the option of the lender.

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

(“
Maturity Date
”)
. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

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

As of December 31, 2022 and 2021, the Company had borrowings of $498,600 and $0, respectively, under the working capital loans.

Due to a related party

For the year ended December 31, 2022, the Sponsor loaned the Company $50,000 to cover certain operating expenses of the Company. As of December 31, 2022, the total amount due to the Sponsor was $50,000 and such balance was converted into a promissory note on January 19, 2023 with the same term as the working capital loans as discussed above
.

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

Note 9 — Stockholders’ Deficit

Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Common stock
— The Company is authorized to issue up to 30,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2022 and 2021, there were 1,419,700 shares of Common Stock issued and outstanding, excluding 910,220 and 4,430,000 shares of Common Stock subject to possible redemption, respectively.

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

The Company accounted for the 2,215,000 Warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the Warrant as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants is approximately $0.8 million, or 0.36 per Unit on issuance
.

Note 10 — Income Taxes

The Company’s taxable income primarily consists of dividend and interest
earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the Year Ended	For the Period from January 6, 2021 (inception) through
	December 31, 2022	December 31, 2021
Current
Federal	$51,176	$—
State	—	—
Deferred
Federal	316,798	52,021
State	—	—
Valuation allowance	(287,326)	(52,021)
Income tax provision	$80,648	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended		For the Period from January 6, 2021 (inception) through
	December 31, 2022		December 31, 2021
U.S. statutory rate	21.0%		21.0%
Permanent difference on facilitated acquisition costs	(3.6	) %	-%
Change in valuation allowance	(26.2)%		(21.0)%
Effective tax rate	(8.8	) %	$0.0%

The Company’s net deferred tax assets were as follows as of:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/organization costs	$292,154	$—
Net operating loss carryover	—	52,021
Deferred tax liability:
Accrued dividend income	(29,472)	—
Total deferred tax assets	262,682	52,021
Valuation allowance	(292,154)	(52,021)
Deferred tax liability, net	$(29,472)	$—

As of December 31, 2022 and 2021, the Company had $0 and $247,718 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $292,154 and $52,021 as of December 31, 2022 and 2021, respectively.

Note 11 — Subsequent Events

As provided in the Merger Agreement Estrella has agreed to, upon request by the sponsors of the Company, deposit the agreed reasonable amount to the Company’s trust in order to effectuate extension of the Company’s Combination Period.  Pursuant to the Merger Agreement, Estrella has deposited made two monthly extension payments, each in the amount of $45,511, to the Trust Account in connection with two Extensions, as a result of which, the current Combination Deadline is March 19, 2023. Such two monthly extension payments were evidenced by two promissory notes issued by the Company to Estrella, each in the principal amount of $45,511.

On January 19, 2023, the Company issued an unsecured promissory note in the amount of $50,000 to the Sponsor for working capital purposes
.

On March 3, 2023, the Company issued an unsecured promissory note in the amount of $50,000 to Tradeup INC. for working capital purposes.

