Form 10-Q
period 2023-03-31
TradeUP Acquisition Corp.
filed 2023-05-18
CIK 1844417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:
March 31, 2023

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

(732) 910‐9692
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☑
  No
☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Ma
y 1
7
, 2023, 5,849,700 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10‐Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (under heading “Risk Factors” and in other parts of that report) and in the Company’s Registration Statement on Form S-4 filed on May 2, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at
www.sec.gov
. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADEUP ACQUISITION CORP.
CONDENSED
CON
SOLIDATE
D
 BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
		( A udited)
Assets
Current assets:
Cash	$29,390	$40,802
Prepaid expenses	52,500	11,625
Total current assets	81,890	52,427

Investments held in Trust Account	9,699,392	9,671,375
Total Assets	$9,781,282	$9,723,802

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$375,001	$329,166
Promissory notes	136,533	-
Working capital loans - related parties	598,600	498,600
Due to a related party	-	50,000
Income tax payable	92,340	51,176
Franchise tax payable	13,100	144,127
Total current liabilities	1,215,574	1,073,069

Deferred tax liability	7,772	29,472
Deferred underwriters' marketing fees	1,550,500	1,550,500
Total Liabilities	2,773,846	2,653,041

Commitments and Contingencies

Common stock subject to possible redemption, 910,220 shares at redemption value of $10.48 and 10.25 per share as of March 31, 2023 and December 31, 2022, respectively	9,536,179	9,326,446

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 910,220 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	142	142
Additional paid-in capital	-	-
Accumulated deficit	(2,528,885)	(2,255,827)
Total Stockholders' Deficit	(2,528,743)	(2,255,685)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$9,781,282	$9,723,802

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

TRADEUP ACQUISITION CORP.
CONDENSED
CONSOLIDATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Formation and operating costs	$136,550	$120,740
Franchise tax expenses	13,100	24,200
Loss from Operations	(149,650)	(144,940)

Other income:
Dividend earned on investment held in Trust Account	105,790	3,688

Loss before income taxes	(43,860)	(141,252)

Income taxes provision	(19,465)	-

Net Loss	$(63,325)	$(141,252)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	910,220	4,430,000
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$0.11	$(0.02)
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,419,700	1,419,700
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.12)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

TRADEUP ACQUISITION CORP.
CONDENSED
CON
SOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	For the Three Months Ended March 31, 2023
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	1,419,700	$142	$-	$(2,255,827)	$(2,255,685)
Accretion of carrying value to redemption value	-	-	-	-	-	(209,733)	(209,733)
Net loss	-	-	-	-	-	(63,325)	(63,325)
Balance as of March 31, 2023	-	$-	1,419,700	$142	$-	$(2,528,885)	$(2,528,743)

	For the Three Months Ended March 31, 2022
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	1,419,700	$142	$-	$(1,006,334)	$(1,006,192)
Net loss	-	-	-	-	-	(141,252)	(141,252)
Balance as of March 31, 2022	-	$-	1,419,700	$142	$-	$(1,147,586)	$(1,147,444)

The accompanying notes are an integral part of these unaudited condensed consolidated
financial statements.

TRADEUP ACQUISITION CORP.
CONDENSED
CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(63,325)	$(141,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(105,790)	(3,688)
Deferred tax expense	(21,700)	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,875)	30,750
Accounts payable and accrued expenses	45,835	3,000
Income tax payable	41,164	-
Franchise tax payable	(131,027)	(45,954)
Net cash used in operating activities	(275,718)	(157,144)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(136,533)	-
Withdraw of investment held in trust account	214,306	-
Net cash provided by investing activities	77,773	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	136,533	-
Proceeds from issuance of working capital loans to a related party	50,000	-
Net cash provided by financing activities	186,533	-

Net Change in Cash	(11,412)	(157,144)

Cash at beginning of period	40,802	478,868
Cash at end of period	$29,390	$321,724

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$209,733	$-
Conversion of due to a related party into a promissory note	$50,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated
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

As of March 31, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from January 6, 2021 (inception) through March 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had and will continue to generate non-operating income in the form of dividend income from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on July 14, 2021. On July 19, 2021, the Company consummated the Initial Public Offering of 4,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $40,000,000 which is described in Note 4. On July 21, 2021, the underwriters partially exercised the over-allotment option and purchased 430,000 units (the “Option Units
”
, together with the Public Units, the “Units”) at a price of $10.00 per Option Unit, generating gross proceeds of $4,300,000. Each Unit consists of one share of common stock, $0.0001 par value per share (the “Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $44,300,000 in total. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $3,019,474, consisting of $886,000 of underwriting fees, $1,550,500 of Business Combination Fee (defined in Note 8 below) and $582,974 of other offering costs. Following the expiration of the over-allotment option, 42,500 Founder Shares (defined below) were subsequently forfeited.

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

Following the closing of the Initial Public Offering on July 19, 2021, the issuance and sale of Option Units on July 21, 2021 and the issuance and sale of Private Placement Shares, $45,186,000 from the net proceeds of the sale of the Units and from the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee. The aggregate amount of $45,186,000 ($10.20 per Unit)
was
invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination by the Combination Deadline (as defined below); or (iii) absent an initial Business Combination by the Combination Deadline, its return of the funds held in the Trust Account to its public stockholders as part of its redemption of the public shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company initially had until January 19, 2023 to complete its initial Business Combination.
On December 22, 2022, the Company held a special meeting of stockholders (the “Special Meeting”), at which the stockholders approved amending the amended and restated certificate of incorporation to extend the date before which the Company must complete a Business Combination (the “Combination Deadline”) from January 19, 2023, by one month up to six times, to July 19, 2023, or such earlier date as determined by the board of directors of the Company (such monthly extension is herein referred to as the “Extension”).
Upon the stockholders’ approval, on December 29, 2022, the Company filed a certificate of amendment to the amended and restated certificate of incorporation which became effective upon filing. If the Company is unable to complete the initial Business Combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including dividend earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination by the Combination Deadline. The founders (not including the anchor investors who purchase units in the Initial Public Offering and certain membership interest in the Sponsor, if any), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete an initial Business Combination by the Combination Deadline, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination by the Combination Deadline. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.
8

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

On December 22, 2022, the Company held the Special Meeting, at which the stockholders approved amending the Investment Management Trust Agreement dated July 14, 2021
(the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (the “Trustee”) to extend the liquidation date from January 19, 2023 to July 19, 2023. In connection with the votes to approve the extension proposal, 3,519,780 public shares were rendered for redemption with 910,220 public shares remained outstanding.

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $29,390 and a working deficit of $1,133,684. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 7). In addition, if the Company is unable to complete a Business Combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful by the Combination Deadline. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited c
on
densed consolidated
financial statement
s
do not include any adjustments that might result from the outcome of this uncertainty.

Merger Agreement

On September 30, 2022, the Company, Tradeup Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Estrella Biopharma, Inc., a Delaware corporation (the “Estrella”), entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”). The number of

merger consideration shares to be issued by the Company to the shareholder of Estrella is expected to be 32,500,000 shares of Common Stock.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed
consolidated
financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023.

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
consolidated
financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of
expenses during the reporting period. Actual results could differ from those estimates.
The accompanying
unaudited condensed
consolidated
financial statements include all adjustments management considers necessary for a fair presentation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended March 31, 2023 and 2022 amounted to $105,790 and $3,688, respectively
.

Offering Costs

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

The Company accounted for the 2,215,000 Warrants issued
in
the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, Common Stock subject to possible redemption are presented at redemption value of $10.48 and $10.25 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2023 and December 31, 2022, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended March 31, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(106,674)	$(166,384)	$(106,971)	$(34,281)
Accretion of carrying value to redemption value	209,733	—	—	—
Allocation of net income/(loss)	$103,059	$(166,384)	$(106,971)	$(34,281)
Denominators:
Weighted-average shares outstanding	910,220	1,419,700	4,430,000	1,419,700
Basic and diluted net income/(loss) per share	$0.11	$(0.12)	$(0.02)	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated
financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”.
This ASU addresses
issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments,
FASB
decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of an SEC
filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
FASB
specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on January 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would not have a material effect on the Company’s unaudited condensed consolidated
financial statements.

Note 3 — Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $9,699,392and $9,671,375, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$9,699,392	$9,671,375

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

As of March 31, 2023 and December 31, 2022, 910,220 shares of Common Stock subject to possible redemption reflected on the balance sheet are reconciled in the following table.

Common stock subject to possible redemption, December 31, 2021	$45,186,000
Less:
Redemptions	(36,112,943)
Plus:
Accretion of carrying value to redemption value	253,389
Common stock subject to possible redemption, December 31, 2022	9,326,446
Plus:
Accretion of carrying value to redemption value	209,733
Common stock subject to possible redemption, March 31, 2023	$9,536,179

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

Note 6 — Promissory Notes

As provided in an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) dated September 30
,
 2022 by and among the “Company and Estrella and Tradeup Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of UPTD (“Merger Sub”), Estrella has agreed to, upon request by the Sponsors, deposit the agreed reasonable amount to the Company’s trust in order to effectuate extension of the Company’s deadline to consummate a Business Combination.  Pursuant to the Merger Agreement, Estrella has deposited a total of four monthly extension payment
s
of $45,511 from January through April 2023, or an aggregate of $182,044, to the Trust Account of the Company to extend the deadline for the Company to complete the
B
usiness
C
ombination contemplated therein by May 19, 2023. Each Monthly Extension Payment from Estrella was evidenced by an unsecured promissory note (collectively, the “Estrella Notes”) issued by the Company to Estrella, each with a
principal amount
equal to
the Monthly Extension Payment, with
substantially the same
the terms and provisions. The Estrella Notes bear no interest and are payable in full upon the consummation of the Business Combination. Estrella has the right, but not the obligation, to convert the Estrella Notes, in whole or in part, respectively, into private shares of UPTD Common Stock at a price of $10.00 per share. Notwithstanding the foregoing, UPTD shall have the obligation to pay to Estrella the funds amounting to the principal amount of the Estrella Notes if the proposed Business Combination is terminated pursuant to the Merger Agreement. If UPTD cannot complete its initial
B
usiness
C
ombination by July 19, 2023, it will be forced to dissolve and liquidate pursuant to the Current Charter.

As of March 31, 2023 and December 31, 2022, the Company had borrowings of $136,533 and $0, respectively, under the Promissory Notes.

Note 7 — Related Party Transactions

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

As of March 31, 2023 and December 31, 2022, there were 1,107,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

In December 2022, the Sponsor loaned the Company $50,000 to cover certain operating expenses of the Company and such balance was converted into a promissory note on January 19, 2023 with the same term as the working capital loans as discussed below.

On March 3, 2023, the Company issued an unsecured promissory note in the amount of $50,000 to Tradeup INC. for working capital purposes with the same term as the working capital loans as discussed below
.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (“Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

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

As of March 31, 2023 and December 31, 2022, the Company had borrowings of $598,600 and $498,600, respectively, under the working capital loans.

Note 8 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated
financial statements. The unaudited condensed
cons
olidated
financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Marketing Agreement

The Company has engaged US Tiger Securities, Inc., EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and R.F. Lafferty & Co., Inc. the representatives (the “Representatives”) of the underwriters of the Initial Public Offering in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company is obligated to pay the Representatives a cash fee (the “Business Combination Fee”) pursuant to a Business Combination Marketing Agreement for such services upon the consummation of the Company’s initial Business Combination, equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units as discussed in Note 9.

Note 9 — Deferred Underwriters’ Business Combination Fees

The Company is
obligated
 to pay the Representatives a deferred Business Combination Fee equal to
3.5
% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units. Upon completion of the Business Combination, $
1,550,500
will be paid to the underwriters from the funds held in the Trust Account.

Note 10 — Stockholders’ Deficit

Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Common stock
— The Company is authorized to issue up to 30,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,419,700 shares of Common Stock issued and outstanding, excluding 910,220 shares of Common Stock subject to possible redemption.

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

The Company accounted for the 2,215,000 Warrants issued
in
the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the Warrant as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Warrants is approximately $0.8 million, or 0.36 per Unit on issuance.

Note 11 — Income Taxes

The income tax provision (benefit) consists of the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Current
Federal	$41,164	$—
State	—	—
Deferred
Federal	(50,375)	(29,663)
State	—	—
Valuation allowance	28,676	29,663
Income tax provision	$19,465	$—

A reconciliation of the statutory federal income tax rate to the Company’s effectiv
e ta
x rate is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
U.S. statutory rate	21.0%	21.0%
Permanent difference on facilitated acquisition costs	(5.8)%	-%
Change in valuation allowance	(59.6)%	(21.0)%
Effective tax rate	(44.4)%	$0.0%

The Company’s net deferred tax assets were as follows as of:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Start-up/organization costs	$318,310	$292,154
Deferred tax liability:
Accrued dividend income	(7,772)	(29,472)
Total deferred tax assets	310,538	262,682
Valuation allowance	(318,310)	(292,154)
Deferred tax liability, net	$(7,772)	$(29,472)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets
.

The
valuation allowance
increased
$28,676 and $240,133 as of March 31, 2023 and December 31, 2022, respectively.

Note 12 — Subsequent Events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date w hen
 the Company issued the unaudited condensed
consolidated
financial statements.

Promissory Note

As provided in the Merger Agreement, Estrella has agreed to, upon request by the Sponsor of the Company, deposit the agreed reasonable amount into the Company’s Trust Account in order to effectuate the extension of the Company’s Combination Period.  Pursuant to the Merger Agreement, Estrella has deposited the amount of
 $
45,511

into the Trust Account in connection with the Company’s monthly extension, as a result of which, the current Combination Deadline is May 19, 2023. Such monthly extension payment was evidenced by a promissory note issued by the Company to Estrella in the principal amount of
$
45,511
.

Common Stock Purchase Agreement
On April 20, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time following consummation of the business combination contemplated by the Merger Agreement, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

On April 26, 2023, the Company and White Lion entered into an amendment to the Common Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Company agrees that it will, immediately prior to the closing of the proposed business combination with Estrella, cause Estrella to issue to White Lion an aggregate of 250,000 shares of Estrella’s Series A preferred stock, par value $0.0001 per share, which the parties have acknowledged has a value of $250,000.

The Company is obligated under the Common Stock Purchase Agreement and the RRA to file a registration statement with the SEC to register the Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “UPTD”, “we,” “us” or the “Company” refer to TradeUP Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to TradeUP Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Under the Current Charter, the Company may extend the Combination Deadline until July 19, 2023 by depositing $45,511 (or $0.05 per share) into the Trust Account (the “Monthly Extension Payment”) for each monthly Extension. Pursuant to the Merger Agreement, Estrella made four Monthly Extension Payments to the Trust Account, as a result of which, the current Combination Deadline is May 19, 2023. The four Monthly Extension Payments were evidenced by four promissory notes (collectively, the “Extension Notes”) issued by the Company to Estrella, each in the principal amount of $45,511.

Outstanding Promissory Notes and Loans

As of the date hereof, we have outstanding loans from various parties in the aggregated amount of $598,600, which include (i) an unsecured promissory note dated July 25, 2022 (the “Running Lion Note”) in the amount of $204,000 to Running Lion Holdings Limited (“Running Lion”), a company limited by shares incorporated under the laws of British Virgin Islands, which is wholly owned and controlled by Mr. Weiguang Yang, the Co-Executive Officer and director of the Company, (ii) an unsecured promissory note dated July 25, 2022 (the “July 2022 Sponsor Note”) in the amount of $294,600 to Tradeup INC.,  (iii) an unsecured promissory note dated January 19, 2023 (the “January 2023 Sponsor Note”) in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, and (iv) an unsecured promissory note dated March 3, 2023 in the amount of $50,000 to Tradeup INC. (the “March 2023 Sponsor Note”, together with Running Lion Note, July 2022 Sponsor Note, and January 2023 Sponsor Note, collectively the “Notes”).

In connection with the Extension, we issued the Extension Notes in the amount of $182,044 to Estrella to evidence the funds deposited into the Trust Account.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

April 3 Notice

On April 3, 2023, the Company received a written notice (the “April 3 Notice”) from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The April 3 Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until October 2, 2023, to regain compliance with the Market Value Standard. To regain compliance with the Market Value Standard, the MVLS for the Company’s Common Stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Market Value Standard, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the rule by October 2, 2023, Nasdaq will provide notice that the Company’s securities will be delisted from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination.

The Company is monitoring the MLVS of its common stock and is evaluating options to regain compliance with the Market Value Standard. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

April 19 Notice

On April 19, 2023, the Company received a written notice (the “April 19 Notice”) from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The April 19 Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

The April 19 Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, search for a target company, and effectuate the business combination with Estrella. We do not expect to generate any operating revenues until after the completion of our business combination with Estrella. We generate non-operating income in the form of dividend. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for and completion of the business combination.

For the three months ended March 31, 2023, we had a net loss of $63,325, which consisted of formation and operating costs of $136,550, franchise tax expenses of $13,100, and income taxes provision of $19,465, offset by dividend earned on investment held in Trust Account of $105,790.

For three months ended March 31, 2022,
we had a net loss of $141,252,
which consisted of formation and operating costs $120,740 and franchise tax expenses of $24,200, offset by dividend earned on investment held in Trust Account of $3,688.

Liquidity and Capital Resources

As of March 31, 2023, we had cash outside the Trust Account of $29,390 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the shares of Common Stock. As of March 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

For the three months ended March 31, 2023, there was $275,718 of cash used in operating activities. Net loss of $63,325 was affected by dividend earned on investment held in Trust Account amounting to $105,790, deferred tax expense of $21,700, increase in prepaid expenses of $40,875, decrease in franchise tax payable of $131,027 and offset by increase in accounts payable and accrued expenses of $45,835 and increase in income tax payable of $41,164.

For the three months ended March 31, 2022, there was $157,144 of cash used in operating activities. Net loss of $141,252 was affected by dividend earned on an investment held in Trust Account amounting to $3,688 and decrease in franchise tax payable of $45,954 and offset by decrease in prepaid expenses of $30,750 and increase in accounts payable and accrued expenses of $3,000.

For the three months ended March 31, 2023, there was $77,773 of cash provided by investing activities resulting from withdrawal of an investment held in the Trust Account amounting to $214,306 and offset by the purchase of an investment held in Trust Account amounting to $136,533.

For the three months ended March 31, 2022, there were no cash investing activities.

For the three months ended March 31, 2023, there was $186,533 of cash provided by financing activities resulting from proceeds from the issuance of promissory notes amounting to $136,533 and the issuance of working loans to a related party amounting to $50,000.

For the three months ended March 31, 2022, there were no cash financing activities.

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

As of March 31, 2023, we had cash of $29,390 and a working deficit of $
1,133,684
. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.  In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the working capital loans, as discussed above. In addition, if we are unable to complete a business combination by July 19, 2023, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful by July 19, 2023. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As of the date hereof, we have outstanding loans from various related parties in the aggregated amount of $598,600, which include (i) the Running Lion Note in the amount of $204,000 to Running Lion, (ii) the July 2022 Sponsor Note in the amount of $294,600 to Tradeup INC., (iii) the January 2023 Sponsor Note in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, and (iv) the March 2023 Sponsor Note in the amount of $50,000 to Tradeup INC.. In connection with the Extension, we issued the Extension Notes in the amount of $182,044 to Estrella to evidence the funds deposited into the Trust Account.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
The accompanying
unaudited condensed consolidated
financial statements include all adjustments management considers necessary for a fair presentation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended March 31, 2023 and 2022 amounted to $105,790 and $3,688, respectively
.

Offering Costs

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, Common Stock subject to possible redemption are presented at redemption value of $10.48 and $10.25 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
As of March 31, 2023 and December 31, 2022, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated
financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the restatement related to the classification of redeemable common stock as of July 19, 2021 and management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with the US GAAP. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a‐15(f) and 15d‐15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the material weakness as discussed above, we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 19, 2021 and in the Registration Statement in Form S-4 dated May 2, 2023 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 19, 2021 or in our Registration Statement on Form S-4, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information of the Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‐Q.

No.	Description of Exhibit
10.1
Extension Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2023)

10.2
Sponsor Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2023)

10.2
Extension Note, dated February 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 21, 2023)

10.3
Sponsor Note, dated March 3, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 3, 2023)

10.4
Extension Note, dated March 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 20, 2023)

10.5
Extension Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2023)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a‐14(a) and 15(d)‐14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a‐14(a) and 15(d)‐14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TradeUP Acquisition Corp.

Date: May 17, 2022	By:	/s/ Weiguang Yang
Weiguang Yang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luqi “Lulu” Wen
Luqi “Lulu” Wen
Chief Financial Officer
(Principal Financial and Accounting Officer)

