Form 10-Q
period 2023-06-30
TradeUP Acquisition Corp.
filed 2023-08-01
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-40608

TradeUP Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-1314502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TradeUP Acquisition Corp. 437 Madison Avenue, 27th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2023, 2,168,354 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (under heading “Risk Factors” and in other parts of that report) and in the Company’s final prospectus for its business combination filed on July 11, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRADEUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
		(Audited)
Assets
Current assets:
Cash	$34,688	$40,802
Prepaid expenses	94,675	11,625
Total current assets	129,363	52,427

Investments held in Trust Account	9,792,271	9,671,375
Total Assets	$9,921,634	$9,723,802

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$437,822	$329,166
Promissory notes	273,066	-
Working capital loans - related parties	658,600	498,600
Due to a related party	-	50,000
Income tax payable	61,644	51,176
Franchise tax payable	200	144,127
Total current liabilities	1,431,332	1,073,069

Deferred tax liability	8,370	29,472
Deferred underwriters’ marketing fees	1,550,500	1,550,500
Total Liabilities	2,990,202	2,653,041

Commitments and Contingencies

Common stock subject to possible redemption, 910,220 shares at redemption value of $10.71 and 10.25 per share as of June 30, 2023 and December 31, 2022, respectively	9,752,003	9,326,446

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 1,419,700 shares issued and outstanding (excluding 910,220 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	142	142
Additional paid-in capital	-	-
Accumulated deficit	(2,820,713)	(2,255,827)
Total Stockholders’ Deficit	(2,820,571)	(2,255,685)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$9,921,634	$9,723,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Formation and operating costs	$155,295	$399,765	$291,845	$520,505
Franchise tax expenses	13,942	24,000	27,042	48,200
Loss from Operations	(169,237)	(423,765)	(318,887)	(568,705)

Other income:
Dividend earned on investment held in Trust Account	114,310	64,179	220,100	67,867

Loss before income taxes	(54,927)	(359,586)	(98,787)	(500,838)

Income taxes provision	(21,077)	-	(40,542)	-

Net Loss	$(76,004)	$(359,586)	$(139,329)	$(500,838)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	910,220	4,430,000	910,220	4,430,000
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$0.11	$(0.06)	$0.23	$(0.09)
Basic and diluted weighted average shares outstanding, common stock attributable to TradeUP Acquisition Corp.	1,419,700	1,419,700	1,419,700	1,419,700
Basic and diluted net loss per share, common stock attributable to TradeUP Acquisition Corp.	$(0.13)	$(0.06)	$(0.24)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Six Months Ended June 30, 2023
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares Amount		Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	1,419,700	$142	$-	$(2,255,827)	$(2,255,685)
Accretion of carrying value to redemption value	-	-	-	-	-	(209,733)	(209,733)
Net loss	-	-	-	-	-	(63,325)	(63,325)
Balance as of March 31, 2023	-	-	1,419,700	142	-	(2,528,885)	(2,528,743)
Accretion of carrying value to redemption value						(215,824)	(215,824)
Net loss						(76,004)	(76,004)
Balance as of June 30, 2023	-	$-	1,419,700	$142	$-	$(2,820,713)	$(2,820,571)

	For the Six Months Ended June 30, 2022
					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares Amount		Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	1,419,700	$142	$-	$(1,006,334)	$(1,006,192)
Net loss	-	-	-	-	-	(141,252)	(141,252)
Balance as of March 31, 2022	-	-	1,419,700	142	-	(1,147,586)	(1,147,444)
Net loss	-	-	-	-	-	(359,586)	(359,586)
Balance as of June 30, 2022	-	$-	1,419,700	$142	$-	$(1,507,172)	$(1,507,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRADEUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(139,329)	$(500,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(220,100)	(67,867)
Deferred tax expense	(21,102)	-
Changes in operating assets and liabilities:
Prepaid expenses	(83,050)	96,625
Accounts payable and accrued expenses	108,656	103,447
Income tax payable	10,468	-
Franchise tax payable	(143,927)	(21,954)
Net cash used in operating activities	(488,384)	(390,587)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(273,066)	-
Withdraw of investment held in trust account	372,270	-
Net cash provided by investing activities	99,204	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	273,066	-
Proceeds from issuance of working capital loans to a related party	110,000	-
Net cash provided by financing activities	383,066	-

Net Change in Cash	(6,114)	(390,587)

Cash at beginning of period	40,802	478,868
Cash at end of period	$34,688	$88,281

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$425,557	$-
Conversion of due to a related party into a promissory note	$50,000	$-

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

As of June 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from January 6, 2021 (inception) through June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had and will continue to generate non-operating income in the form of dividend income from the proceeds derived from the Initial Public Offering (as defined below).

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

In order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Wilmington Trust, National Association, as a trustee to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account on July 14, 2023 and to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following such liquidation, the Company will likely continue to receive, minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount its public stockholders would receive upon any redemption or liquidation of the Company.

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

The shares of Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company initially had until January 19, 2023 to complete its initial Business Combination. On December 22, 2022, the Company held a special meeting of stockholders (the “2022 Special Meeting”), at which the stockholders approved amending the amended and restated certificate of incorporation to extend the date before which the Company must complete a Business Combination from January 19, 2023, by one month up to six times, to July 19, 2023, or such earlier date as determined by the board of directors of the Company (such monthly extension is herein referred to as the “Extension”). On July 17, 2023, the Company held a special meeting in lieu of its 2023 annual meeting of stockholders (the “2023 Special Meeting”), at which the stockholders approved amending the amended and restated certificate of incorporation to extend the date before which the Company must complete a Business Combination (the “Combination Deadline”) from July 19, 2023 to July 14, 2024, or such earlier date as determined by the board of directors of the Company (such monthly extension is herein referred to as the “Extension”). Upon the stockholders’ approval, on July 17, 2023, the Company filed a certificate of amendment to the amended and restated certificate of incorporation which became effective upon filing. If the Company is unable to complete the initial Business Combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including dividend earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination by the Combination Deadline. The founders (not including the anchor investors who purchase units in the Initial Public Offering and certain membership interest in the Sponsor, if any), officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by the Combination Deadline or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete an initial Business Combination by the Combination Deadline, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination by the Combination Deadline. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

On December 22, 2022, at the 2022 Special Meeting, the stockholders approved amending the Investment Management Trust Agreement dated July 14, 2021 (the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (the “Trustee”) to extend the liquidation date from January 19, 2023 to July 19, 2023. In connection with the votes to approve the extension proposal, 3,519,780 public shares were rendered for redemption with 910,220 public shares remained outstanding.

On July 17, 2023, at the 2023 Special Meeting, the stockholders approved amending the Trust Agreement to extend the liquidation date from July 19, 2023 to July 14, 2024. In connection with the votes to approve the extension proposal, 161,566 public shares were rendered for redemption with 748,654 public shares remained outstanding.

Liquidity and Going Concern

As of June 30, 2023, the Company had cash of $34,688 and a working deficit of $1,301,969. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

Pursuant to the Merger Agreement, among other things, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into Estrella (the “Merger”), with Estrella surviving the Merger as a wholly owned subsidiary of the Company (“Surviving Company”). The Merger will become effective at such time on the date of the closing of the Merger (the “Closing”) as the certificate of merger is duly filed with the Delaware Secretary of State or at such other time specified in the certificates of merger (the “Effective Time”). Effective as of the Closing, the Company will change its name to “Estrella Immunopharma, Inc.” (“New Estrella”).

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

Investments held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended June 30, 2023 and 2022 amounted to $114,310 and $64,179, respectively. Dividend income for the six months ended June 30, 2023 and 2022 amounted to $220,100 and $67,867, respectively

Offering Costs

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, Common Stock subject to possible redemption are presented at redemption value of $10.71 and $10.25 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023 and December 31, 2022, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and six months ended June 30, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 2,215,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(114,007)	$(177,821)	$(272,316)	$(87,270)
Accretion of carrying value to redemption value	215,824	—	—	—
Allocation of net income/(loss)	$101,817	$(177,821)	$(272,316)	$(87,270)
Denominators:
Weighted-average shares outstanding	910,220	1,419,700	4,430,000	1,419,700
Basic and diluted net income/(loss) per share	$0.11	$(0.13)	$(0.06)	$(0.06)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(220,682)	$(344,204)	$(379,287)	$(121,551)
Accretion of carrying value to redemption value	425,557	—	—	—
Allocation of net income/(loss)	$204,875	$(344,204)	$(379,287)	$(121,551)
Denominators:
Weighted-average shares outstanding	910,220	1,419,700	4,430,000	1,419,700
Basic and diluted net income/(loss) per share	$0.23	$(0.24)	$(0.09)	$(0.09)

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

Note 3 — Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $9,792,271 and $9,671,375, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$9,792,271	$9,671,375

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

As of June 30, 2023 and December 31, 2022, 910,220 shares of Common Stock subject to possible redemption reflected on the balance sheet are reconciled in the following table.

Common stock subject to possible redemption, December 31, 2021	$45,186,000
Less:
Redemptions	(36,112,943)
Plus:
Accretion of carrying value to redemption value	253,389
Common stock subject to possible redemption, December 31, 2022	9,326,446
Plus:
Accretion of carrying value to redemption value	425,557
Common stock subject to possible redemption, June 30, 2023	$9,752,003

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

Note 6 — Promissory Notes

As provided in an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) dated September 30, 2022 by and among the “Company and Estrella and Tradeup Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of UPTD (“Merger Sub”), Estrella has agreed to, upon request by the Sponsors, deposit the agreed reasonable amount to the Company’s trust in order to effectuate extension of the Company’s deadline to consummate a Business Combination.  Pursuant to the Merger Agreement, Estrella has deposited a total of six monthly extension payments of $45,511 from January through June 2023, or an aggregate of $273,066, to the Trust Account of the Company to extend the deadline for the Company to complete the Business Combination contemplated therein by July 19, 2023. Each Monthly Extension Payment from Estrella was evidenced by an unsecured promissory note (collectively, the “Estrella Notes”) issued by the Company to Estrella, each with a principal amount equal to the Monthly Extension Payment, with substantially the same the terms and provisions. The Estrella Notes bear no interest and are payable in full upon the consummation of the Business Combination. Estrella has the right, but not the obligation, to convert the Estrella Notes, in whole or in part, respectively, into private shares of UPTD Common Stock at a price of $10.00 per share. Notwithstanding the foregoing, UPTD shall have the obligation to pay to Estrella the funds amounting to the principal amount of the Estrella Notes if the proposed Business Combination is terminated pursuant to the Merger Agreement. If UPTD cannot complete its initial Business Combination by July 19, 2023, it will be forced to dissolve and liquidate pursuant to the Current Charter. On July 17, 2023, at the 2023 Special Meeting, the stockholders approved amending the Trust Agreement to extend the liquidation date from July 19, 2023 to July 14, 2024.

As of June 30, 2023 and December 31, 2022, the Company had borrowings of $273,066 and $0, respectively, under the Promissory Notes.

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

As of June 30, 2023 and December 31, 2022, there were 1,107,500 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

On March 3, 2023, the Company issued an unsecured promissory note in the amount of $50,000 to Tradeup INC. for working capital purposes with the same term as the working capital loans as discussed below.

On June 6, 2023, the Company issued an unsecured promissory note in the amount of $60,000 to Tradeup INC. for working capital purposes with the same term as the working capital loans as discussed below.

The Notes (as defined below) bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s Business Combination or (ii) the date of expiry of the term of the Company (“Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Notes may be accelerated.

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

As of June 30, 2023 and December 31, 2022, the Company had borrowings of $658,600 and $498,600, respectively, under the working capital loans.

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

Common Stock Purchase Agreement

On April 20, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time following consummation of the business combination contemplated by the Merger Agreement, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the common stock, par value $0.0001 per share, of the post combination entity after the business combination with Estrella (the “New Estrella Common Stock”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

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

The Company is obligated under the Common Stock Purchase Agreement and the RRA to file a registration statement with the SEC to register the New Estrella Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of New Estrella Common Stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

Note 9 — Deferred Underwriters’ Business Combination Fees

The Company is obligated to pay the Representatives a deferred Business Combination Fee equal to 3.5% of the gross proceeds of the Initial Public Offering and the sale of over-allotment Option Units. Upon completion of the Business Combination, $1,550,500 will be paid to the underwriters from the funds held in the Trust Account.

Note 10 — Stockholders’ Deficit

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Common stock— The Company is authorized to issue up to 30,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,419,700 shares of Common Stock issued and outstanding, excluding 910,220 shares of Common Stock subject to possible redemption.

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

Note 11 — Income Taxes

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Current
Federal	$20,480	$—	$61,644	$—
State	—	—	—	—
Deferred
Federal	(22,927)	(75,513)	(73,302)	(105,176)
State	—	—	—	—
Valuation allowance	23,524	75,513	52,200	105,176
Income tax provision	$21,077	$—	$40,542	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Current	21.0%	21.0%	21.0%	21.0%
Permanent difference on facilitated acquisition costs	(12.0)%	—%	(9.2)%	—%
Change in valuation allowance	(47.4)%	(21.0)%	(52.8)%	(21.0)%
Effective tax rate	$(38.4)%	$—%	$(41.0)%	$—%

The Company’s net deferred tax assets were as follows as of:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Start-up/organization costs	$344,354	$292,154
Deferred tax liability:
Accrued dividend income	(8,370)	(29,472)
Total deferred tax assets	335,984	262,682
Valuation allowance	(344,354)	(292,154)
Deferred tax liability, net	$(8,370)	$(29,472)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets. The valuation allowance increased $52,200 and $240,133 as of June 30, 2023 and December 31, 2022, respectively.

Note 12 — Subsequent Events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date when the Company issued the unaudited condensed consolidated financial statements.

Promissory Note

As a result of the 2023 Special Meeting and the amendment to the Company’s amended and restated certificate of incorporation to extend the Combination Deadline, on or about July 19, 2023, Estrella deposited $37,433 into the Trust Account, as a result of which, the current Combination Deadline is August 19, 2023. Such monthly extension payment was evidenced by a promissory note issued by the Company to Estrella in the principal amount of $37,432.70.

On July 20, 2023, the Company issued an unsecured promissory note in the amount of $50,000 to Tradeup INC. for working capital purpose, the terms of which are substantially the same as those in the Notes.

2023 Special Meeting and Redemption

On July 17, 2023, the Company held the 2023 Special Meeting where the Company was approved by its stockholders to adopt the amended and restated certificate of incorporation to extend the date of the Combination Deadline from July 19, 2023 to July 14, 2024 or such earlier date as determined by the board of directors of the Company. Upon the stockholders’ approval, on July 17, 2023, the Company filed a certificate of amendment to the amended and restated certificate of incorporation which became effective upon filing. As a result of the 2023 Special Meeting, upon the stockholders’ approval, on July 17, 2023, UPTD and Wilmington entered into the amendment to the Trust Agreement.

As a result of the 2023 Special Meeting, 161,566 shares of Common Stock were rendered for redemption and approximately $1.73 million was released from the Trust Account to pay such redeeming stockholders. The Company might be subject to approximately $17,000 potential exercise tax liability exposures unless the business combination with Estrella is successfully closed and the 32,500,000 shares of Common Stock as merger consideration shares are issued to stockholders of Estrella within the same taxable year in 2023.

Binding PIPE Investment Term Sheet

On July 25, 2023, the Company entered into a binding term sheet (the “Binding Term Sheet”) with Suma Ventures, LLC (the “Investor”), Estrella, and Eureka Therapeutics, Inc., a Delaware corporation (“Eureka”), in connection with the proposed business combination with Estrella.

Pursuant to the Binding Term Sheet, immediately prior to the Closing, the Investor will acquire certain payables of Estrella owed to Eureka in an amount equal to $6.8 million (the “Indebtedness”) in exchange for securities of Eureka owned by the Investor. At the Closing, the Company will issue to the Investor 680,000 Class B units (the “New Units”), each consisting of one share of Common Stock and one share of preferred stock of the Company, and the Investor, in exchange, will agree to irrevocably waive the Indebtedness, and release Estrella and New Estrella from all obligations under the Indebtedness.

Business Combination Meeting

On July 31, 2023, the Company held a special meeting of stockholders in connection with the proposed business combination with Estrella (the “Business Combination Meeting”), where the Company was approved by its stockholders, among the others, to adopt the Merger Agreement, consummate the Business Combination and other relevant matters. In connection with the votes to approve the proposals at the Business Combination Meeting, 650,580 public shares were rendered for redemption with 98,074 public shares remained outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on April 30, 2021, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (under heading “Risk Factors” and in other parts of that report) and in the Company’s final prospectus for its business combination filed on July 11, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Merger Agreement

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

The Merger also calls for additional agreements, including, among others, the Lock-Up Agreement and the Support Agreement, as described elsewhere in the Proxy Statement/Prospectus.

Common Stock Purchase Agreement

On April 20, 2023, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time following consummation of the business combination contemplated by the Merger Agreement, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the common stock, par value $0.0001 per share, of New Estrella after the Business Combination (the “New Estrella Common Stock”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

On April 26, 2023, the Company and White Lion entered into an amendment to the Common Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Company agrees that it will, immediately prior to the Closing with Estrella, cause Estrella to issue to White Lion an aggregate of 250,000 shares of Estrella’s Series A preferred stock, par value $0.0001 per share, which the parties have acknowledged has a value of $250,000.

The Company is obligated under the Common Stock Purchase Agreement and the RRA to file a registration statement with the SEC to register the New Estrella Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of New Estrella Common Stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

For more information regarding the business of Estrella and the proposed Business Combination and relevant transactions, see the Registration Statement on Form S-4 (File No.: 333-267918) which was declared effective on July 11, 2023 (the “Form S-4”), and the final prospectus filed with the SEC on July 11, 2023 (“Proxy Statement/Prospectus”). The Company held a special meeting of its stockholders on Monday, July 31, 2023 at 9:00 a.m. Eastern Time (the “Special Meeting”) to vote on, among others, the proposed Business Combination with Estrella.

Binding PIPE Investment Term Sheet

On July 25, 2023, the Company entered into a binding term sheet (the “Binding Term Sheet”) with Suma Ventures, LLC (the “Investor”), Estrella, and Eureka Therapeutics, Inc., a Delaware corporation (“Eureka”), in connection with the Business Combination.

Pursuant to the Binding Term Sheet, immediately prior to the Closing, the Investor will acquire certain payables of Estrella owed to Eureka in an amount equal to $6.8 million (the “Indebtedness”) in exchange for securities of Eureka owned by the Investor. At the Closing, the Company will issue to the Investor 680,000 Class B units (the “New Units”), each consisting of one share of Common Stock and one share of preferred stock of the Company, and the Investor, in exchange, will agree to irrevocably waive the Indebtedness, and release Estrella and New Estrella from all obligations under the Indebtedness.

The Binding Term Sheet constitutes a binding agreement between the Company and the Investor with respect to the subject matter thereof and supersedes all prior oral or written agreements or understandings relating thereto. The Binding Term Sheet is subject to the execution and delivery by all parties of mutually satisfactory documentation, the completion of all due diligence and the consummation of the Business Combination.

Business Combination Meeting

On July 31, 2023, the Company held a special meeting of stockholders in connection with the proposed business combination with Estrella (the “Business Combination Meeting”), where the Company was approved by its stockholders, among the others, to adopt the Merger Agreement, consummate the Business Combination and other relevant matters. In connection with the votes to approve the proposals at the Business Combination Meeting, 650,580 public shares were rendered for redemption with 98,074 public shares remained outstanding.

December 2022 Extension, Related Redemption and Extension Notes

On December 22, 2022, the Company held a special meeting of stockholders (the “2022 Special Meeting”) where the Company was approved by its stockholders to adopt the amended and restated certificate of incorporation to extend the date before which the Company must complete a business combination (the “Combination Deadline”) from January 19, 2023, by one month up to six times, to July 19, 2023 or such earlier date as determined by the board of directors of the Company. Upon the stockholders’ approval, on December 29, 2022, the Company filed a certificate of amendment to the amended and restated certificate of incorporation which became effective upon filing. Additionally, as a result of the 2022 Special Meeting, upon the stockholders’ approval, on December 29, 2022, UPTD and Wilmington Trust, National Association (“Wilmington”), as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated July 14, 2021 (as amended, the “Trust Agreement”).

As a result of the 2022 Special Meeting, 3,519,780 shares of Common Stock were rendered for redemption and approximately $36.1 million was released from the Trust Account to pay such redeeming stockholders.

Under the then existing amended and restated certificate of incorporation, the Company may extend the Combination Deadline until July 19, 2023 by depositing $45,511 (or $0.05 per public share) into the Trust Account (the “Original Monthly Extension Payment”) for each monthly extension. Pursuant to the Merger Agreement, Estrella made six Original Monthly Extension Payments to the Trust Account to extend the Combination Deadline to July 19, 2023. The six Original Monthly Extension Payments were evidenced by six promissory notes (collectively, the “Original Extension Notes”) issued by the Company to Estrella, each in the principal amount of $45,511.

July 2023 Extension, Related Redemption and Extension Note

On July 17, 2023, the Company held a special meeting of stockholders (the “2023 Special Meeting”) where the Company was approved by its stockholders to adopt the amended and restated certificate of incorporation to extend the date of the Combination Deadline from July 19, 2023 to July 14, 2024 or such earlier date as determined by the board of directors of the Company. Upon the stockholders’ approval, on July 17, 2023, the Company filed a certificate of amendment to the amended and restated certificate of incorporation (the “Current Charter”) which became effective upon filing. Additionally, as a result of the 2023 Special Meeting, upon the stockholders’ approval, on July 17, 2023, UPTD and Wilmington entered into the amendment to the Trust Agreement.

As a result of the 2023 Special Meeting, 161,566 shares of Common Stock were rendered for redemption and approximately $1.73 million was released from the Trust Account to pay such redeeming stockholders.

Under the Current Charter, the Company may extend the Combination Deadline until July 14, 2024, by depositing $37,432.70 (or $0.05 per public share) into the Trust Account (the “Current Monthly Extension Payment”) for each monthly extension. Pursuant to the Merger Agreement, Estrella made one Current Monthly Extension Payments to the Trust Account to extend the Combination Deadline to August 19, 2023. The Current Monthly Extension Payment was evidenced by a promissory notes (the “Current Extension Note,” together with the Original Extension Notes, collectively, the “Extension Notes”) issued by the Company to Estrella, in the principal amount of $37,432.70.

Outstanding Promissory Notes and Loans

As of the date hereof, we have outstanding loans from various parties in the aggregated amount of $708,600, which include (i) an unsecured promissory note dated July 25, 2022 (the “Running Lion Note”) in the amount of $204,000 to Running Lion Holdings Limited (“Running Lion”), a company limited by shares incorporated under the laws of British Virgin Islands, which is wholly owned and controlled by Mr. Weiguang Yang, the Co-Executive Officer and director of the Company, (ii) an unsecured promissory note dated July 25, 2022 (the “July 2022 Sponsor Note”) in the amount of $294,600 to Tradeup INC., (iii) an unsecured promissory note dated January 19, 2023 (the “January 2023 Sponsor Note”) in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, (iv) an unsecured promissory note dated March 3, 2023 in the amount of $50,000 to Tradeup INC. (v) an unsecured promissory note dated June 3, 2023 in the amount of $60,000 to Tradeup INC. (the “June 2023 Sponsor Note”), and (vi) an unsecured promissory note dated July 20, 2023 in the amount of $50,000 to Tradeup INC. for working capital purpose (the “July 2023 Sponsor Note” , together with Running Lion Note, July 2022 Sponsor Note, January 2023 Sponsor, March 2023 Sponsor Note, and June 2023 Sponsor Notes, collectively the “Notes”).

In connection with the Extension, we issued the Extension Notes in the amount of $310,499 to Estrella to evidence the funds deposited into the Trust Account.

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

April 19 Notice

On April 19, 2023, the Company received a written notice (the “April 19 Notice”) from Nasdaq notifying the Company that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The April 19 Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

The April 19 Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company submitted its plan of compliance on June 5, 2023 accordingly. On June 22, 2023, the Company received a notification letter from Nasdaq states that Nasdaq determined to grant the Company an extension until October 16, 2023 to regain compliance with the Minimum Public Holder Rule.

Investment Company Act and Liquidation of Investments in the Trust Account into Cash Held in the Trust Account

Since the consummation of the IPO, the Company has deposited the proceeds of the IPO and partial proceeds of the concurrent private placements into the Trust Account to invest in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company was deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a business combination. The Company might be forced to abandon its efforts to complete an initial business combination and instead be required to liquidate. If the Company is required to liquidate, its investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of the Company’s securities following such a transaction, its warrants would expire worthless and shares of common stock would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities there is a greater risk that the Company may be considered an unregistered investment company, in which case the Company may be required to liquidate. In order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company has instructed Wilmington to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account on July 14, 2023 and to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following such liquidation, the Company will likely continue to receive, minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount its public stockholders would receive upon any redemption or liquidation of the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, search for a target company, and effectuate the business combination with Estrella. We do not expect to generate any operating revenues until after the completion of our business combination with Estrella. We generate non-operating income in the form of dividend. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for and completion of the business combination.

For the three months ended June 30, 2023, we had a net loss of $76,004, which consisted of formation and operating costs of $155,295, franchise tax expenses of $13,942, and income taxes provision of $21,077, offset by dividend earned on investment held in Trust Account of $114,310.

For the three months ended June 30, 2022, we had a net loss of $359,586, which consisted of formation and operating costs $399,765 and franchise tax expenses of $24,000, offset by dividend earned on investment held in Trust Account of $64,179.

For the six months ended June 30, 2023, we had a net loss of $139,329, which consisted of formation and operating costs of $291,845, franchise tax expenses of $27,042, and income taxes provision of $40,542, offset by dividend earned on investment held in Trust Account of $220,100.

For the six months ended June 30, 2022, we had a net loss of $500,838, which consisted of formation and operating costs $520,505 and franchise tax expenses of $48,200, offset by dividend earned on investment held in Trust Account of $67,867.

Liquidity and Capital Resources

As of June 30, 2023, we had cash outside the Trust Account of $34,688 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the shares of Common Stock. As of June 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

For the six months ended June 30, 2023, there was $488,384 of cash used in operating activities. Net loss of $139,329 was affected by dividend earned on investment held in Trust Account amounting to $220,100, deferred tax expense of $21,102, increase in prepaid expenses of $83,050, decrease in franchise tax payable of $143,927 and offset by increase in accounts payable and accrued expenses of $108,656 and increase in income tax payable of $10,468.

For the six months ended June 30, 2022, there was $390,587 of cash used in operating activities. Net loss of $500,838 was affected by dividend earned on an investment held in Trust Account amounting to $67,867 and decrease in franchise tax payable of $21,954 and offset by decrease in prepaid expenses of $96,625 and increase in accounts payable and accrued expenses of $103,447.

For the six months ended June 30, 2023, there was $99,204 of cash provided by investing activities resulting from withdrawal of an investment held in the Trust Account amounting to $372,270 and offset by the purchase of an investment held in Trust Account amounting to $273,066.

For the six months ended June 30, 2022, there were no cash investing activities.

For the six months ended June 30, 2023, there was $383,066 of cash provided by financing activities resulting from proceeds from the issuance of promissory notes amounting to $273,066 and the issuance of working loans to a related party amounting to $110,000.

For the six months ended June 30, 2022, there were no cash financing activities.

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

As of June 30, 2023, we had cash of $34,688 and a working deficit of $1,301,969. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.  In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the working capital loans, as discussed above. In addition, if we are unable to complete a business combination by July 14, 2024, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful by July 14, 2024. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As of the date hereof, we have outstanding loans from various related parties in the aggregated amount of $708,600, which include (i) the Running Lion Note in the amount of $204,000 to Running Lion, (ii) the July 2022 Sponsor Note in the amount of $294,600 to Tradeup INC., (iii) the January 2023 Sponsor Note in the amount of $50,000 to the Sponsor, to evidence a deposit that the Sponsor provided to the Company to pay its certain operating expenses, (iv) the March 2023 Sponsor Note in the amount of $50,000 to Tradeup INC. (v) the June 2023 Sponsor Note in the amount of $60,000 to Tradeup INC., and (vi) the July 2023 Sponsor Note in the amount of $50,000 to Tradeup INC. In connection with the Extension, we issued the Extension Notes in the amount of $310,498.70 to Estrella to evidence the funds deposited into the Trust Account.

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

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended June 30, 2023 and 2022 amounted to $114,310 and $64,179, respectively. Dividend income for the six months ended June 30, 2023 and 2022 amounted to $220,100 and $67,867, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, Common Stock subject to possible redemption are presented at redemption value of $10.71 and $10.25 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023 and December 31, 2022, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the restatement related to the classification of redeemable common stock as of July 19, 2021 and management has identified a material weakness in internal controls related to the accounting for complex equity instruments in connection with our initial public offering. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with the US GAAP. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 19, 2021 and in the Registration Statement in Proxy Statement/Prospectus dated July 11, 2023 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 19, 2021 or in our Proxy Statement/Prospectus dated July 11, 2023, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information of the Notes and the Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Notes and the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, adopted by stockholders of the Company on July 17, 2023 and filed with the Secretary of State of the State of Delaware on July 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023)
10.1	Extension Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2023)
10.2	Common Stock Purchase Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 24, 2023)
10.3	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 24, 2023)
10.4	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 26, 2023)
10.5	Extension Promissory Note, dated May 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 19, 2023)
10.6	Promissory Note, dated June 6, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
10.7	Extension Promissory Note, dated June 16, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 20, 2023)
10.8	Extension Promissory Note, dated July 18, 2023, issued by TradeUP Acquisition Corp. to Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023)
10.9	Amendment to the Investment Management Trust Agreement dated July 17, 2023, between TradeUP Acquisition Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023)
10.10	Promissory Note, dated July 20, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 21, 2023)
10.11

Binding Term Sheet dated July 25, 2023 by and among TradeUP Acquisition Corp., Suma Ventures, LLC, Estrella Biopharma, Inc., and Eureka Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 26, 2023)

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

TradeUP Acquisition Corp.

Date: July 31, 2023	By:	/s/ Weiguang Yang
Weiguang Yang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luqi “Lulu” Wen
Luqi “Lulu” Wen
Chief Financial Officer
(Principal Financial and Accounting Officer)