Form 10-Q
period 2023-09-30
Estrella Immunopharma, Inc.
filed 2023-11-20
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41584

ESTRELLA IMMUNOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1314502
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5858 Horton Street, Suite 370
Emeryville, California, 95608

(Address of principal executive offices and zip code)

(510) 318-9098

(Registrant’s telephone number, including area code)

TradeUP Acquisition Corp.

437 Madison Avenue, 27th Floor,

New York, New York 10022

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ESLA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	ESLAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2023, there were 35,201,232 shares of Common Stock, par value $0.0001 issued and outstanding.

ESTRELLA IMMUNOPHARMA, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors in the Company’s Registration Statement on Form S-1, filed with the SEC on October 11, 2023 and the amendment thereto filed on November 13, 2023.

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions, or expectations.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date they are made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)
Current Assets
Current assets:
Cash	$22,137,995	$2,479,146
Prepaid expenses	138,767	-
Cash held in trust account	5,072,945	-
Extension note receivable	-	273,066
Total current assets	27,349,707	2,752,212

Other Assets
Deferred transaction costs	-	276,187

Total Assets	$27,349,707	$3,028,399

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - related party	$9,337,644	$9,333,146
Other payables and accrued liabilities	2,501,560	398,781
Stock redemption payable	5,072,945	-
Promissory note	300,000	-
Accrued liability - related party	24,000	22,000
Franchise tax payables	3,685	4,297
Income tax payables	40,719	-
Total current liabilities	17,280,553	9,758,224

Non-current liabilities:
Other liability	-	12,725
Total non-current liabilities	-	12,725

Total Liabilities	17,280,553	9,770,949

Commitments and Contingencies (Note 8)

Preferred Stock*
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized; 0 and 1,203,695 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	-	5,000,000
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized; 0 and 25,277,591 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 35,201,232 and 978,243 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively*	3,520	98
Additional paid-in capital	24,124,684	445,905
Accumulated deficit	(14,059,050)	(12,188,553)
Total Stockholders' Equity (Deficit)	10,069,154	(11,742,550)
Total Liabilities, Preferred Stock and Stockholders' Equity (Deficit)	$27,349,707	$3,028,399

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Operating expenses
Research and development	$483,466	$2,605,188
General and administrative	1,387,031	280,256
Total operating expenses	1,870,497	2,885,444

Loss from Operations	(1,870,497)	(2,885,444)

Income taxes provision	-	-

Net loss	$(1,870,497)	$(2,885,444)

Net loss applicable to common stock per share, basic and diluted	$(1.78)	$(34.33)
Weighted average number of outstanding common stock, basic and diluted*	1,052,656	84,041

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares*	Amount	Shares*	Amount	Shares*	Amount	Capital	Deficit	(Deficit)
Balance, July 1, 2023	5,000,000	$5,000,000	105,000,000	$-	4,063,500	$407	$445,596	$(12,188,553)	$(11,742,550)
Recapitalization	(3,796,305)	-	(79,722,409)	-	(3,085,257)	(309)	309	-	-
Balance, July 1, 2023	1,203,695	5,000,000	25,277,591	-	978,243	98	445,905	(12,188,553)	(11,742,550)
Issuance of Series A preferred stock	2,407,389	9,750,000	-	-	-	-	-	-	-
Conversion of series A and series AA preferred stock into common stock	(3,611,084)	(14,750,000)	(25,277,591)	-	28,888,675	2,889	14,747,111	-	14,750,000
Vesting of early exercised stock options	-	-	-	-	2,633,082	263	12,462	-	12,725
Stock-based compensation	-	-	-	-	-	-	1,194,653	-	1,194,653
Issuance of common stock issued for PIPE investment	-	-	-	-	1,000,000	100	9,999,900	-	10,000,000
Issuance of common stock upon completion of business combination	-	-	-	-	1,701,232	170	(474,147)	-	(473,977)
Transactions cost	-	-	-	-	-	-	(1,801,200)	-	(1,801,200)
Net loss	-	-	-	-	-	-	-	(1,870,497)	(1,870,497)
Balance, September 30, 2023	-	$-	-	$-	35,201,232	$3,520	$24,124,684	$(14,059,050)	$10,069,154

Balance, July 1, 2022	1,203,695	$5,000,000	25,277,591	$-	42,370	$4	$34,304	$(1,074,151)	$(1,039,843)
Vesting of early exercised stock options	-	-	-	-	126,388	13	512	-	525
Stock-based compensation	-	-	-	-	-	-	102,399	-	102,399
Net loss	-	-	-	-	-	-	-	(2,885,444)	(2,885,444)
Balance, September 30, 2022	1,203,695	$5,000,000	25,277,591	$-	168,758	$17	$137,215	$(3,959,595)	$(3,822,363)

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net loss	$(1,870,497)	$(2,885,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,194,653	102,399
Changes in operating assets and liabilities:
Prepaid expenses - related party	-	833,333
Accounts payable - related party	4,498	782,206
Other payables and accrued liabilities	394,766	66,050
Operating lease liability - related party	-	430
Accrued liability - related party	2,000	-
Franchise tax payable	(612)	800
Net cash used in operating activities	(275,192)	(1,100,226)

Cash Flows from Investing Activities:
Loan to UPTD as extension note receivable prior to business combination	(112,298)	-
Net cash used in investing activities	(112,298)	-

Cash Flows from Financing Activities:
Net proceeds from PIPE investment	10,000,000	-
Net proceeds from issuance of Series A Preferred Stock	9,020,000	-
Net proceeds from promissory note	300,000	-
Proceeds from business combination	726,339	-
Net cash provided by financing activities	20,046,339	-

Net Change in Cash	19,658,849	(1,100,226)

Cash at beginning of period	2,479,146	4,088,333
Cash at end of period	$22,137,995	$2,988,107

Supplemental Cash Flow Information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Deferred transaction costs included in other payables and accrued liabilities	$-	$66,187
Conversion of Series A prefer stock into common stock	$5,000,000	-
Conversion of deferred underwriting commission payable into Series A preferred stock	$730,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Business Operation

Description of business

Estrella Immunopharma, Inc., a Delaware corporation, is a preclinical-stage biopharmaceutical company developing T-cell therapies with the capacity to cure patients with blood cancers and solid tumors.

As further discussed below and in Note 3, on September 29, 2023 (the “Closing Date”), Estrella Biopharma, Inc. (“Estrella”) and TradeUP Acquisition Corp. (“UPTD”) consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of September 30, 2022 (the “Merger Agreement”), by and among UPTD, Tradeup Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of UPTD (“Merger Sub”), and the Company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Estrella, with Estrella surviving as a wholly-owned subsidiary of UPTD. Upon closing of the Business Combination (the “Closing”), UPTD changed its corporate name to Estrella Immunopharma, Inc. (“New Estrella” or the “Company”).

Estrella was incorporated in the State of Delaware on March 30, 2022 by Eureka Therapeutics, Inc. (“Eureka”), which was incorporated in California in February 2006 and reincorporated in Delaware in March 2018 and is the predecessor of Estrella. Estrella’s fiscal year end is June 30, and the Company’s fiscal year end changed from December 31 to June 30 effective as of the Closing Date.

On June 28, 2022, pursuant to a Contribution Agreement between Estrella and Eureka (the “Contribution Agreement”), Eureka contributed certain assets (the “Assets”) related to T-cell therapies targeting CD19 and CD22, proteins expressed on the surface of almost all B-cell leukemias and lymphomas, in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (the “Separation”).

As part of the Separation, Estrella entered into a License Agreement (the “License Agreement”) with Eureka and Eureka Therapeutics (Cayman) Ltd. (“Eureka Cayman”), an affiliate of Eureka, and a Services Agreement (the “Services Agreement”) with Eureka, and Eureka contributed and assigned the Collaboration Agreement between Eureka and Imugene Limited (“Imugene”) (the “Collaboration Agreement”) to Estrella. The License Agreement grants the Company an exclusive license to develop CD19 and CD22 targeted T-cell therapies using Eureka’s ARTEMIS® platform. Under the Services Agreement, Eureka has agreed to perform certain services for the Company in connection with the development of the Company’s product candidates, EB103 and EB104. EB103, which is a T-cell therapy also called “CD19-Redirected ARTEMIS® T-Cell Therapy,” utilizes Eureka’s ARTEMIS® technology to target CD19. The Company is also developing EB104, a T-cell therapy also called “CD19/22 Dual-Targeting ARTEMIS® T-Cell Therapy.” Like EB103, EB104 utilizes Eureka’s ARTEMIS® technology to target not only CD19, but also CD22. The Collaboration Agreement establishes the partnership between the Company and Imugene related to development of solid tumor treatments using Imugene’s product candidate (“CF33-CD19t”) in conjunction with EB103.

The Company is in the development stage, having not yet started planned principal operations. As of September 30, 2023, the Company had devoted substantially all of its efforts toward preparing regulatory filings (including Investigational New Drug (“IND”) applications), planning preclinical studies, and building its management team. On March 2, 2023, the FDA cleared the IND for EB103, allowing Estrella to proceed with the Phase I/II Starlight-1 Clinical Trial, which the Company expects to commence in the first half of 2024.

Merger and reverse recapitalization

As described above and further discussed in Note 3, the Business Combination was consummated on September 29, 2023.

The Business Combination was accounted for as a “reverse recapitalization”. Under this method of accounting, UPTD was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Estrella issuing shares for the net assets of UPTD, accompanied by a recapitalization. The net assets of UPTD are stated at historical costs. No goodwill or other intangible assets are recorded.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had cash of approximately $22.1 million, and accumulated deficit of approximately $14.1 million. In addition, the Company had cash held in trust account of approximately $5.1 million carried over from UPTD upon consummation of the business combination, which is payable to the UPTD’s shareholder related to redemption of public shares of UPTD’s Common Stock before business combination. For the three months ended September 30, 2023, loss from operations was approximately $1.9 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

On September 29, 2023, the Business Combination and several concurrent financing transactions were consummated, with the Company receiving net proceeds of approximately $20.1 million, after deducting $5.07 million payable to redeem 467,122 shares of UPTD Common Stock at $10.86 per share in connection with the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, $1.6 million for UPTD’s transaction expenses and $0.7 million for repayment of working capital loans, consisting of: (i) $9.75 million from the issuance of shares of the Company’s Operating Series A Preferred Stock immediately prior to the closing of the Business Combination ($730,000 of which was comprised of funds in the trust account delivered to the Company at the closing of the Business Combination that would have otherwise been paid to US Tiger Securities, Inc. as a deferred underwriting fee in connection with UPTD’s IPO); (ii) $0.3 million from the issuance of an unsecured promissory note by us to a third party investor; (iii) $3.06 million from the funds held in UPTD’s trust account; and (iv) $10 million from the PIPE investors pursuant to the Subscription Agreements.

On April 20, 2023, UPTD entered into the Common Stock Purchase Agreement and the White Lion RRA with White Lion. Subsequently, on April 26, 2023, UPTD and White Lion entered into an amendment to the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, following the Closing, New Estrella will have the right, but not the obligation, to require White Lion to purchase, from time to time up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement as further described in Note 8.

On October 10, 2023, the Company used a portion of the net proceeds from the Business Combination to pay $8.3 million due to Eureka under the Services Agreement and approximately $0.9 million aggregate amount due to Eureka under the License Agreement, comprised of the outstanding portion of the upfront fee as well as a milestone payment in connection with the submission of the IND application for EB103. The Company intends to devote the remaining net proceeds from the Business Combination to the preclinical and clinical development of the Company’s product candidates and the public company compliance costs.

The Company’s future operations are highly dependent on a combination of factors, including but not necessarily limited to (1) the success of our research and development programs; (2) the timely and successful completion of any additional financing; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) our ability to manage growth of the organization; (5) our ability to protect our technology and products; and, ultimately (6) regulatory approval and successful commercialization and market acceptance of our product candidates.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

However, management believes that the Company has sufficient funds and available credit line to meet its working capital requirements and debt obligations, for at least the next 12 months from the filing date of these unaudited condensed consolidated financial statements.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s consolidated financial statements. The results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024 (fiscal year 2024) or for any other interim period or for any future year.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company difficult because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include stock-based compensation, and deferred income tax asset valuation and allowances.

Cash

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking and a saving account.

Cash held in Trust Account

As of September 30, 2023, the cash held in the Trust Account was designated to pay UPTD’s shareholder for redemption of public shares of UPTD’s Common Stock prior to the consummation of the Business Combination.

Basic and Diluted Loss per Common Stock

Basic net loss per Common Stock is calculated by dividing the net loss by the weighted–average number of Common Stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted–average number of Common Stock and dilutive share equivalents outstanding for the period, determined using the treasury stock and if–converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti–dilutive.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

As of September 30, 2023 and June 30, 2023, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	September 30,	June 30,
	2023	2023
Series A Preferred Stock*	-	1,203,695
Series AA Preferred Stock*	-	25,277,591
Unvested early-exercised stock option*	-	2,633,082
Public warrant	2,215,000	-
Total	2,215,000	29,114,368

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the Common Stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Mezzanine Equity

Mezzanine equity represents the Series A Preferred Stock and Series AA Preferred Stock (collectively known as “Preferred Stock”) issued by the Company. The shares of Preferred Stock are mandatorily redeemable upon the occurrence of Deemed Liquidation Events outside of the Company’s control. Therefore, the Company classifies the Preferred Stock as mezzanine equity. Refer to Note 12.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

Upon completion of the business combination, all of UPTD’s public warrants remain outstanding were replaced by the Company’s public warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of two cash accounts in a financial institution located in the United States. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. FDIC provides standard insurance coverage of $250,000 per insured bank, for each account ownership category. As of September 30, 2023 and June 30, 2023, the Company had not experienced losses on these accounts.

Risks and Uncertainties

Management continues to evaluate the impact of inflation rates, the continuing military action in Ukraine, and Israel’s war against Hamas on the industry and has concluded that these factors could have a negative effect on the Company’s financial position and/or results of its operations. The specific impact of these factors is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s future success depends on the Company and Eureka’s ability to retain key employees, directors, and advisors and to attract, retain and motivate qualified personnel. The Company relies on Eureka to provide certain technical assistance to facilitate the Company’s exploitation of the intellectual property licensed by Eureka, and Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products. Pursuant to the Services Agreement, Eureka currently performs or supports the Company’s important research and development activities. The Services Agreement (see Note 10) may be terminated by mutual agreement at any time. Following the termination of, or the expiration of the term of, the Services Agreement, the Company may not be able to replace the research and development-related services that Eureka provides or enter into appropriate third-party arrangements on terms and conditions, including cost, comparable to those that the Company will receive from Eureka. Additionally, after the Services Agreement terminates, the Company may be unable to sustain the research and development-related services at the same levels or obtain the same benefits as when the Company was receiving such services and benefits from Eureka. If the Company is required to operate these research and development functions separately in the future, or are unable to obtain them from other providers, the Company may not be able to operate the Company’s business effectively and could result in a material adverse effect.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company measures the fair value of certain of its financial assets and liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value which is not equivalent to cost will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

There is no tax sharing agreement with Eureka; therefore, no deferred taxes were carried over from Eureka to the Company.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the three months ended September 30, 2023 and 2022 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees, facilities related fees and enhancement of the Company’s technology which was mainly performed by Eureka. (Refer to Note 10 for the terms of the License Agreement and the Service Agreement).

Deferred transaction costs

Deferred transaction costs consist primarily of expenses paid to attorneys, consultants, underwriters, and others related to the Merger. Should the Merger prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to expenses.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Lease

Effective July 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

If any of the following criteria are met, the Company classifies the lease as a finance lease:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;

●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;

●	The lease term is for a major part of the remaining economic life of the underlying asset;

●	The present value of the sum of the lease payments and any residual value guaranteed by the lessee, that is not otherwise included in the lease payments substantially exceeds all of the fair value of the underlying asset; or

●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Leases that do not meet any of the above criteria are accounted for as operating leases.

The Company combines lease and non-lease components in its contracts under Topic 842, when permissible.

Operating lease right-of-use (“ROU”) asset and lease liability were recognized at the adoption date of July 1, 2022, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

In the event of lease modification, the Company followed ASC 842-10-25 through 25-12, “lessee accounting for a modification that is not accounted for as a separate contract,” to remeasure and reallocate the remaining consideration in the lease agreement, and reassess the classification of the lease at the effective date of the modification.

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

Segment reporting

The Company accounted for segment reporting in accordance with ASC 280, “Segment Reporting”. Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

Recent Accounting Pronouncements

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 3 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions (collectively, the “Transactions”) were completed, based on the Company’s capitalization as of September 29, 2023:

●

each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the effective time of the Business Combination (“Effective Time”) was no longer outstanding and thereupon were converted into and become one validly issued fully paid and non-assessable share of Common Stock, par value $0.001 per share, of the Company and all such shares constituted the only outstanding shares of capital stock of the Company as of immediately following the Effective Time;

●	The UPTD Units were automatically separated into underlying Common Stock and UPTD Warrants and are no longer be traded on the open market following the Closing;

●

Estrella issued 500,000 shares of Series A Preferred Stock to White Lion for $500,000 and 250,000 shares of Series A Preferred Stock to White Lion as commitment fee pursuant to the Common Stock Purchase Agreement immediately prior to the Effective Time;

●

Estrella issued (i) 1,520,000 shares of Series A Preferred Stock were issued to Lianhe World for $1,520,000, (ii) 1,000,000 shares of Series A Preferred Stock were issued to CoFame for $1,000,000, (iii) 730,000 shares of Series A Preferred Stock were issued to Tiger for $730,000 for deferred commission, (iv) 2,000,000 shares of Series A Preferred Stock were issued to Smart Crest for $2,000,000; (v) 2,000,000 shares of Series A Preferred Stock were issued to Xiao for $2,000,000 and (vi) 2,000,000 shares of Series A Preferred Stock were issued to Wang for $2,000,000, immediately prior to the Effective Time;

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

●	Estrella issued an unsecured 30-day promissory note to Hongbin Zhang in the principal amount of $0.3 million with an interest rate of 12% per annum

●

Each share of Series A Preferred Stock and Series AA Preferred Stock that was issued and outstanding immediately prior to the Effective Time was automatically converted into a number of shares of Estrella Common Stock;

●	Each share of Estrella Common Stock was converted into 0.2407 shares of Company Common Stock; and

●	The Company issued 500,000 shares of Common Stock to each of Plentiful Limited and Lianhe World, respectively.

The following table presents the number of the Company’s Common Stock issued and outstanding immediately following the Reverse Recapitalization:

Common Stock
UPTD’s Common Stock outstanding prior to Reverse Recapitalization	2,329,920
Less: redemption of UPTD’s Common Stock	(628,688)
Common Stock issued to PIPE investment	1,000,000
Conversion of Estrella’s Common Stock into UPTD’s Common Stock	32,500,000
Total Common Stock outstanding	35,201,232

Estrella was determined to be the accounting acquirer given that Estrella effectively controlled the Company upon consummation of the Business Combination. The transaction is accounted for as a reverse recapitalization, which is equivalent to the issuance of Common Stock by Estrella for the net monetary assets of UPTD, accompanied by a recapitalization. Estrella was determined as the accounting acquirer and the historical financial statements of Estrella became the Company’s historical financial statements, with retrospective adjustments to give effect of the reverse recapitalization. The net assets of UPTD were recognized as of the Closing Date at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Closing Date are those of Estrella and Estrella’s operations are the only ongoing operations of the Company.

In connection with the Reverse Recapitalization, the Company raised approximately $726,339 of proceeds, presented as cash flows from financing activities, which included the contribution of $8,138,230 of funds held in UPTD’s trust account, $9,782 of cash held in UPTD’s operating cash account, net of $5,072,945 payable to UPTD’s public stockholders to redeem 467,122 public shares of UPTD’s Common Stock, $1,640,128 in transaction costs incurred by UPTD, and $708,600 prepayment of working capital loans issued to UPTD’s related parties.

The following table reconcile the elements of the Reverse Recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

September 29, 2023
Funds held in UPTD’s trust account	$8,138,230
Funds held in UPTD’s operating cash account	9,782
Less: amount payable to redeem public shares of UPTD’s Common Stock	(5,072,945)
Less: payments of transaction costs incurred by UPTD	(1,640,128)
Less: repayments of working capital loan – related parties of UPTD	(708,600)
Proceeds from the Reverse Recapitalization	726,339
Less: non-cash net deficit assumed from UPTD	(1,200,316)
Net distributions from issuance of Common Stock upon the Reverse Recapitalization	$(473,977)

The shares and corresponding capital amounts and all per share data related to the Company’s outstanding Common Stock prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio of 0.2407.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 4 — Cash Held in Trust Account

The Company had cash held in a trust account, carried over from UPTD upon the consummation of the Business Combination. Such balance held in trust account was designated to pay UPTD’s shareholders who redeemed public shares of UPTD’s Common Stock before the consummation of the business combination. On October 3, 2023, the remaining balance of cash held in trust account was disbursed to the UPTD’s shareholder as mentioned above.

Note 5 — Extension Note Receivable

Pursuant to Merger Agreement, Estrella agreed to, upon request by UPTD, deposit the agreed reasonable amount to UPTD’s trust account in order to effectuate extension of UPTD’s deadline to consummate a business combination. Pursuant to the Merger Agreement, as of June 30, 2023, a total of $273,066 of six monthly extension payments, each in the principal amount of $45,511, would be deposited into the Trust Account of UPTD, all of which were sourced by loans from Estrella (the “Extension Notes”). The Extension Notes bear no interest and was settled between Estrella and UPTD upon the consummation of the Business Combination on September 29, 2023.

Note 6 — Other payables and accrued liabilities

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)
Accrued professional fees (i)	$2,106,464	$398,781
Bonus payable to executive officers (ii)	395,096	-
Total other payables and accrued liabilities	$2,501,560	$398,781

(i)	The balance of accrued professional fees represented amount due to third parties service providers which include audit fee, legal fee and consulting fee related to capital raising, and consulting fee related research and development.

(ii)	Bonus payable to executive officer represents balance payable to the Company’s executive officer in recognition for services they rendered.

Note 7 — Stock redemption payable

Stock redemption payable represents the balance payable to UPTD’s shareholders related to the redemption of public shares of UPTD’s Common Stock before the consummation of the business combination. On October 3, 2023, such balance was paid in full through the Company’s investment held in trust account. (see Note 4).

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 8 — Commitments & Contingencies

Manufacturing Commitment

On June 28, 2022, Eureka and the Company entered into the License Agreement under which Eureka granted to the Company a license under certain intellectual property controlled by Eureka for exploitation by the Company in the Company’s territory under the License Agreement (the “Licensed Territory”). Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products for development and commercialization purposes in the field both in the Licensed Territory and elsewhere. Refer to Note 10.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the lesser of (i) $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock of the Company subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. No registration statement for the Equity Line Shares had been declared effective as of the date hereof. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof.

Registration Rights

The holders of 312,200 shares of Common Stock that were issued to the initial stockholders of UPTD (the “Founder Shares”) and of 1,107,500 shares of Common Stock issued to certain investors in a private placement in connection with UPTD’s initial public offering (the “Private Shares”) are entitled to registration rights pursuant to a Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein. The Company assumed the obligations of UPTD under such agreement upon consummation of the Business Combination. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. We are also obligated to file a registration statement for the (i) Equity Line Shares that we may issue to White Lion pursuant to the Common Stock Purchase Agreement and White Lion RRA, (ii) up to 2,225,000 shares of Common Stock issuable upon exercise of the Warrants and (iii) the shares issued or that will be issued pursuant to the Subscription Agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Contingencies

From time to time, the Company is or may be party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

In some instances, the Company may be required to indemnify its licensors for the costs associated with any such adversarial proceedings or litigation. Third parties may assert infringement claims against the Company, its licensors or its strategic collaborators based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with the Company, its licensors or its strategic collaborators to enforce or otherwise assert their patent rights.

Note 9 — Collaboration Agreement

On October 29, 2021, Eureka, entered into a Collaboration Agreement with Imugene Ltd, a clinical stage immune-oncology company to evaluate Imugene’s CF33-CD19t, its oncolytic virus onCARlytics technology in combination with Eureka’s CD19 ARTEMIS T-cell therapy for the treatment of solid tumors.

On June 28, 2022, as part of the Separation, Eureka contributed and assigned the Collaboration Agreement to Estrella. Pursuant to the Collaboration Agreement, Estrella and Imugene have each granted to the other a royalty free, non-exclusive, worldwide license, with the right to grant and authorize sublicenses, to their respective technologies to conduct the research activities each is responsible for performing under the research plan set forth in the Collaboration Agreement. The research plan is required to be reviewed no less frequently than every six to eight months by a joint steering committee comprised of participants from each of Estrella and Imugene.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Allocation of Costs, unless otherwise agreed by the Parties in connection with a given Research Plan and associated Research Budget:

(a)	Eureka Costs: Eureka will be responsible for all FTE and other internal costs incurred in the performance of all Eureka Research Activities, as defined in the Collaboration Agreement;

(b)	Imugene Costs: Imugene will be responsible for all FTE and other internal costs incurred in the performance of all Imugene Research Activities, as defined in the Collaboration Agreement; and

(c)	Joint Costs: Eureka and Imugene will share equally (50:50) the out-of-pocket costs set forth in the applicable Research Budget plus Allowable Overruns, as defined in the Collaboration Agreement. If either Party incurs out-of-pocket costs in excess of the amount budgeted therefor in the applicable Research Budget plus Allowable Overruns, then the other Party will not be responsible for its 50% share to the extent in excess of such budgeted amount plus Allowable Overruns, unless the joint steering committee (“JSC”) approves such excess costs (either before or after such costs have been incurred).

The Company and Eureka recorded the costs associated with the Collaboration Agreement as research and development expenses in the amount of $29,498 and $24,186, for the three months ended September 30, 2023 and 2022, respectively.

On May 15, 2023, Estrella assigned a cost reimbursement receivable of $27,169 from Imugene under the Collaboration Agreement to Eureka. There was no impact on Estrella’s statements of operations.

Note 10 — Related Party Transactions

License Agreement

On June 28, 2022, in connection with the Contribution Agreement, Eureka, Eureka Cayman and Estrella entered a License Agreement under which Eureka and Eureka Cayman granted to Estrella a license under certain intellectual property controlled by Eureka for exploitation by Estrella in the Licensed Territory, which primarily includes the United States and the rest of the world, excluding China and the Association of Southeast Asian Nations.

Pursuant to the License Agreement, (1) Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products (“Drug Product”) for development and commercialization purposes in the field both in the Licensed Territory and elsewhere, and (2) during the term of the License Agreement, Eureka will manufacture and supply, either itself or through an affiliate or a third party contract manufacturer, all of Estrella’s and its related parties’ clinical quantities requirements of Drug Product for Estrella’s and its related parties’ development activities with respect to the licensed products in the field in the Territory conducted in accordance with this agreement. Eureka and Estrella will use good faith efforts to negotiate and enter into a clinical supply agreement on reasonable and customary terms for the supply of Drug Product by Eureka to Estrella at a price equal to the fully burdened cost (the “Clinical Supply Agreement”), and a related quality agreement, which agreements will govern the terms and conditions of the manufacturing and clinical supply of Drug Product to Estrella. Furthermore, Eureka and Estrella’s collaboration will be overseen by a JSC. Eureka and Estrella will initially appoint one representative to the JSC, with each representative having knowledge and expertise in the development and commercialization of products similar to the licensed products and having sufficient seniority within the applicable party to provide meaningful input and make decisions arising within the scope of the JSC’s responsibility.

The License Agreement requires Estrella to make certain payments, including (a) an “upfront” payment of $1,000,000, payable in 12 equal monthly installments, (b) “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (c) royalty payments of a single digit percentage on net sales.

As of September 30, 2023 and June 30, 2023, Estrella had remaining balance of account payable - related party amounted to $833,333, related to License Agreement’s upfront payment. As of September 30, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement. Such amount was accrued by Estrella and outstanding as of September 30, 2023 and June 30, 2023.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Services Agreement

On June 28, 2022, Estrella entered a Services Agreement with Eureka. Pursuant to the Services Agreement, Eureka will perform certain services for Estrella related the transfer of certain technology and the provision of certain technical assistance to facilitate Estrella’s exploitation of the intellectual property licensed by Eureka to Estrella under the License Agreement, and Eureka will perform such services for Estrella (the “Services”). Under the Services Agreement, Estrella shall pay Eureka (1) $10,000,000 in connection with the Services payable in 12 equal monthly installments with the first payment to be made no later than five days after the Effective date and (2) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the Services. In addition, Estrella will be charged for other services performed by Eureka outside the scope of the Services per the Service Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing.

Eureka’s service covered a period of 12 months and the service commenced on June 28, 2022. As of September 30, 2023 and June 30, 2023, Estrella had account payable balance - related party of $8,333,331 related to Service Agreement with Eureka.

As of September 30, 2023 and June 30, 2023, Estrella accrued $120,980 and $116,482 for pass-through costs related to clinical trials incurred by Eureka in account payable-related party, respectively.

After the closing of the business combination on September 29, 2023, on October 10, 2023 Estrella remitted $9,334,475 to Eureka.

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all right, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. (Refer to Note 12) As of September 30, 2023 and June 30, 2023, Eureka collectively owned 71.8% and 92.1% of Estrella on a fully diluted basis, respectively.

Lease

On July 6, 2022, Estrella entered into an office lease contract with Eureka, to lease a 428 square feet office with $2,000 monthly lease payment. Under the original lease contract, the sublease agreement is commenced on August 1, 2022 and expires on September 30, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023. Therefore, such lease contained a lease term for 12 months and less after amendment. Estrella elected not to apply the ROU and lease liability recognition requirements to above mentioned short-term lease as the modified lease term was less than twelve months. As a result of the lease amendment, Estrella then reduced the corresponding ROU and lease liability to $0 and continued to recognize the lease monthly payments in profit or loss on a straight-line basis over the remaining lease term period.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022, the Company incurred $2,000 and $6,000 rent expense from Eureka, respectively. (Refer to Note 15) As of September 30, 2023 and June 30, 2023, the outstanding balance of lease payments of $24,000 and $22,000 was recorded as accrued liability - related party on the Company’s condensed consolidated balance sheets, respectively.

Note 11 — Promissory note

On September 29, 2023, Estrella issued an unsecured promissory note to Hongbin Zhang, in the aggregate principal amount of $300,000 (the “Unsecured Note”). Interest shall begin accruing on September 29, 2023 at a rate of 12% per annum until the outstanding amount has been paid in full. The Unsecured Note matures on October 30, 2023 and was paid in full on October 27, 2023.

Note 12 — Preferred Stock

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka contributed and assigned to Estrella all right, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. In accordance with ASC 805 “Common control transactions.” The transfer of the Assets was accounted for by Estrella at historical carrying values.

Series A Preferred Stock

On June 28, 2022, Estrella entered into a Series A Preferred Stock Purchase Agreement with an accredited third-party investor to raise gross proceeds of $5,000,000 by issuing 5,000,000 shares of its Series A Preferred Stock. The shares of Series A Preferred Stock were sold for $1.00 per share.

On each of July 31, 2023 and September 18, 2023, an aggregate of six third party investors executed joinders to Estrella’s Series A Preferred Stock Purchase Agreement. Pursuant to the joinders, such investors agreed to purchase an aggregate of 9,250,000 shares of Estrella’s Series A Preferred Stock for $9,250,000 immediately prior to the effective time of Estrella’s merger with UPTD. Subsequently and immediately prior to the effective time of the merger with UPTD, such shares of Estrella’s Series A Preferred Stock converted into Estrella Common Stock and then into Merger Consideration Shares based on an exchange ratio of 0.2407 determined by the total number of shares of Estrella Common Stock outstanding immediately prior to the Effective Time in accordance with the Merger Agreement. In addition, immediately prior to the Effective Time, 500,000 shares of Estrella’s Series A Preferred Stock were issued to White Lion for $500,000 and 250,000 shares of Estrella’s Series A Preferred Stock were issued to White Lion in consideration for its commitments under the Common Stock Purchase Agreement pursuant to the Joinder to the Series A Preferred Stock Purchase Agreement between Estrella and White Lion, dated April 20, 2023, as further described in Note 8 above.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

The significant terms of the Series A, Series AA Preferred Stocks issued by Estrella are as follows:

Dividend Rights

Each holder of Preferred Stock shall be entitled to receive only when, as and if declared by the board of directors, out of any funds and assets legally available therefor, dividends on a pari passu basis at the rate of 8% of the original issue price of $1.00 per share. The dividend shall be non-cumulative and non-compounding.

Liquidation Rights

Series A Preferred Stock – In the event of any voluntary or involuntary liquidation, dissolution or winding up of Estrella, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of Estrella available for distribution to its stockholders or, in the case of a Deemed Liquidation Event (as defined below), out of the consideration payable to stockholders in such Deemed Liquidation Event or the Available Proceeds, before any payment shall be made to the holders of Series AA Preferred Stock or Common Stock by reason of their ownership thereof, and amount per share equal to the applicable Original Issue Price, plus any dividends declared but unpaid thereon.

Series AA Preferred Stock – After payment of the full liquidation preference of the Series A Preferred Stock, then in the event of any voluntary or involuntary liquidation, dissolution or winding up of Estrella, the holders of shares of Series AA Preferred Stock then outstanding shall be entitled to be paid out of the assets of Estrella available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such Deemed Liquidation Event or the Available Proceeds. Before any payment shall be made to the holders of Common Stock by reason of their ownership, an amount per share equal to the applicable Original Issue Price, plus any dividends declare but unpaid thereon.

Distribution of Remaining Assets – If there are any remaining assets of the Estrella, such assets shall be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, prorated based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to Common Stock.

Voting Rights

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast two (2) votes for each share of Series A Preferred Stock held by such holder and each holder of outstanding shares of Series AA Preferred Stock shall be entitled to cast one (1) vote for each share of Series AA Preferred Stock held by such holder. Except as provided by law or by the other provisions of the amended and restated certificate of incorporation, holders of Preferred Stock shall vote together with holders of Common Stock as a single class.

Conversion Rights

Each share of Preferred Stock shall be convertible, at the option of the holder at any time and from time to time, and without the payment of additional consideration by the holder into such number of fully paid and non – assessable shares of Common Stock as is determined by dividing the Original Issue Price by the Conversion Price in effect at the time of conversion. The Series A Conversion Price applicable to the Series A Preferred Stock shall initially be equal to $1.00. The Series AA Conversion Price applicable to the Series AA Preferred Stock shall initially be equal to $1.00. The Series A Conversion Price and the Series AA Conversion Price are referred to as “Conversion Price”. The initial Conversion Prices and the rate at which shares of applicable Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment in connection with certain dilutive issuances, share split, combinations, dividends, distributions, recapitalizations, mergers, consolidations, reclassifications, exchanges, and substitutions.

Pursuant to the Estrella’s amended and restated certificate of incorporation, holders of the Estrella’s Preferred Stock have the following methods of conversion: Automatic conversion upon either (a) the closing of the sale of shares of Common Stock to the public at a price of at least $1.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock splits, combination or other similar recapitalization with respect to the Common Stock), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50,000,000 of gross proceeds to Estrella and in connection with such offering the Common Stock is listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the board of directors or (b) the date and time, or the occurrence of an event, specified by vote or written consent of (i) the holders of at least a majority of the outstanding shares of Series A Preferred Stock and (ii) the holders of at least a majority of the outstanding shares of Series AA Preferred Stock, voting separately , then (x) all outstanding shares of Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate (y) such shares may not be reissued by Estrella.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Redemption Rights

Both Series A Preferred Stock and Series AA Preferred Stock were mandatorily redeemable upon the occurrence of a “Deemed Liquidation Event” which includes the following: (1) a merger or consolidation in which (a) Estrella is a constituent party or (b) a subsidiary of Estrella is a constituent party and Estrella issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Corporation or a subsidiary in which the shares of capital stock of Estrella outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (i) the surviving or resulting corporation; or (ii) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (2) (a) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by Estrella or any subsidiary of Estrella of all or substantially all the assets of Estrella and its subsidiaries taken as a whole, or (b) the sale or disposition (whether by merger, consolidation or otherwise, and whether in a single transaction or a series of related transactions) of one or more subsidiaries of Estrella if substantially all of the assets of Estrella and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of Estrella.

Estrella shall use the consideration received by Estrella for such Deemed Liquidation Events mentioned above (net of any retained liabilities associated with the assets sold or technology licensed, as determined in good faith by the board of directors of Estrella), together with any other assets of Estrella available for distribution to its stockholders, all to the extent permitted by Delaware law governing distributions to stockholders (the “Available Proceeds”), to redeem all outstanding shares of Preferred Stock at a price per share equal to the applicable liquidation amount, which is equal to the original issue price of the Preferred Stock plus any declared but unpaid dividends. The Series A Preferred Stock must receive its liquidation amount prior to the Series AA Preferred Stock receives any payment.

The Series A Preferred Stock and the Series AA Preferred Stock were accounted for under Section 480-10-S99 — Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 — for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer. Therefore, the Company classified the Series A Preferred Stock and Series AA Preferred Stock as temporary equity in the condensed consolidated balance sheet as of June 30, 2023.

Immediately prior to the consummation of the business combination on September 29, 2023, all shares of Estrella Series A and Series AA Preferred Stock were converted into Estrella Common Stock and each share of Estrella Common Stock was exchanged for shares of Common Stock at an exchange ratio of 0.2407.

Note 13 — Stockholders’ Equity (Deficit)

Before reverse recapitalization

Given the consideration of retroactive adjustments, upon incorporation in March 20, 2022, the Company’s authorized shares were 145,000,000 shares of Common Stock with a par value of $0.0001 per share.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

After reverse recapitalization

Upon consummation of the business combination on September 29, 2023, Each share of Estrella’s Common Stock was converted into 0.2407 shares of the Company’s Common Stock.

The Company’s authorized shares of Common Stock is 250,000,000 with a par value of $0.0001 per share (the “Common Stock”). Given the retroactive effect of the reverse recapitalization, as of June 30, 2023, there were 978,243 shares of Common Stock issued and outstanding.

Issuance of Common Stock upon the reverse recapitalization (see Note 3)

On September 29, 2023, upon the consummation of the Business Combination, the Company issued an aggregate total of 1,701,232 Common Stock to UPTD’s shareholders.

The following table presents the number of the Company’s ordinary shares issued upon the Reverse Recapitalization:

Ordinary Shares
UPTD’s Common Stock outstanding prior to Reverse Recapitalization	2,329,920
Less: redemption of UPTD’s Common Stock	(628,688)
Total shares issued upon the Reverse Recapitalization	1,701,232

Conversion of Series A Preferred Stock and the Series AA Preferred Stock

Immediately prior to the consummation of the business combination on September 29, 2023, all shares of Estrella Series A and Series AA Preferred Stock were converted into Estrella Common Stock and then into Merger Consideration Shares which is amounted to 28,888,675 shares of Common Stock based on an exchange ratio of 0.2407 determined by the total number of shares of Estrella Common Stock outstanding at the Effective Time in accordance with the Merger Agreement.

PIPE investment shares

In connection with the Merger, on September 14, 2023, UPTD entered into subscription agreements (the “Subscription Agreements”) with each of Plentiful Limited, a Samoan limited company (“Plentiful Limited”) and Lianhe World Limited (“Lianhe World,” together with Plentiful Limited, collectively, the “PIPE Investors”). Concurrently with the closing of the Business Combination, the Company issued 500,000 shares of Common Stock to each of Plentiful Limited and Lianhe World, respectively, for aggregate proceeds of $10,000,000.

Within thirty days following the date of the Closing, each PIPE Investor will also be entitled to receive 704,819 shares of Common Stock. Within five days following the date that is 24 months following the Closing (the “24-Month Date”), if the VWAP of Common Stock for the fifteen trading days prior to the 24-Month Date (the “24-Month Date VWAP”) is less than $8.30, then each of them will be entitled to a number of shares of Common Stock equal to (i) (A) 8.30 minus (B) the 24-Month Date VWAP multiplied by (ii) (A) the number of Shares held by the Investor on the 24-Month Date minus (B) the number of Shares acquired by the Investor following the Closing divided by 10.00.

Warrants

In connection with the reverse recapitalization, the Company has assumed 2,215,000 Public Warrants outstanding. Public Warrants met the criteria for equity classification.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its Warrants only for a whole number of shares of Common Stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

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

The Company accounted for the 2,215,000 public Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 14 — Stock Based Compensation

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan. As of the date hereof, no shares of Common Stock have been issued under the Incentive Plan.

On May 27, 2022, the Company’s board of directors approved its 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of (i) options, (ii) share appreciation rights, (iii) restricted share awards, (iv) restricted share unit awards, and (v) other share awards. The aggregate number of shares of Common Stock that may be issued pursuant to the 2022 Plan will not exceed 15,000,000 shares of Common Stock. On May 27, 2022, the Company granted options under the 2022 Plan to purchase 15,000,000 shares of its Common Stock to its employees, board of directors, and other consultants. The total fair value of these stock options was approximately $1,638,381.

The stock-based compensation expense recorded in the Company’s results of operations for the three month ended September 30, 2023 and 2022, were amounted to $1,194,653 and $102,399, respectively.

The breakdown of stock based compensation by categories for the three months ended September 30, 2023 and 2022 are summarized below:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Research and development	$453,968	$38,912
General and administrative	740,685	63,487
Total stock based compensation	$1,194,653	$102,399

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

The intrinsic value of the granted options was approximately $1.6 million. Upon completion of the business combination on September 29, 2023, the unvested options were vested upon consummation of the merger, under which the Company recognized the remaining unrecognized fair value as expense.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of employee stock options issued was estimated using the following assumptions:

Grant date	May 27, 2022
Exercise price	$0.001
Estimated stock price	$0.11
Expected volatility	120.0%
Expected term (in years)	4.00
Risk-free interest rate	3.00%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was based upon the implied volatility of a portfolio of comparable companies. The expected life of the Company’s options was determined using the actual remaining life of the stock option. The fair value of the Common Stock input was determined by the board of directors based on a variety of factors, including valuation prepared by a third party, the Company’s financial position, the status of development efforts within the Company, the current climate in the marketplace and the prospects of a liquidity event, among others.

For the three months ended September 30, 2023, no additional stock options were granted.

On May 27, 2022, all employees, the board of directors, and other consultants elected to exercise the stock options granted by the Company early. The total proceeds received by the Company amounted to $15,000 and was recorded as other liability due to the terms of the early exercised shares, which are subject to repurchase until such shares are vested and are required to be returned to the Company if the vesting conditions are not satisfied. Such other liability account should be cleared at the time the exercised shares are vested or repurchased. As of September 30, 2023 and June 30, 2023, the unamortized balance of the above mentioned other liability amounted to $0 and $12,725, respectively, based on the vesting period.

A summary of early-exercised stock option’s vesting activity for the year ended June 30, 2023, and for the three months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
Balance of unvested early-exercised stock option at June 30, 2022	14,825,000	$0.11
Vested early-exercised stock option	(3,887,500)	$0.11
Balance of unvested early-exercised stock option at June 30, 2023	10,937,500	$0.11
Vested early-exercised stock option	(10,937,500)	$0.11
Balance of unvested early-exercised stock option at September 30, 2023	-	$-

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 15 — Leases

On July 6, 2022, the Company entered into an office lease contract with Eureka, a related party. Under the original lease contract, the sublease agreement commenced on August 1, 2022 and expires on September 30, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023.

The Company’s office lease was classified as an operating lease. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The Company elected not to apply the ROU and lease liability recognition requirements to above mentioned short-term lease in accordance with ASC 842-20-25-2. As a result of the lease amendment, the Company then reduced the corresponding ROU and lease liability to $0 and continued to recognize the lease monthly payments in profit or loss on a straight–line basis over the remaining lease term period.

Rent expense for the three month ended September 30, 2023 and 2022 was $2,000 and $6,000, respectively.

Note 16 — Subsequent Events

In October 2023, the Company remitted approximately $9.3 million to settle the account payable balance to Eureka related to the License Agreement and the Services Agreement.

In October 2023, the Company fully repaid the promissory note balance of $0.3 million as indicated in Note 11.

In October 2023, the Company paid UPTD’s shareholders approximately $5.1 million to settle the stock redemption payable. (see Note 7)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, for purposes of this section, the terms “Company’, “we,” “us,” “our,” refer to Immunopharma, Inc. collectively with its subsidiary Estrella Biopharma, Inc., while the term “Estrella” refers to Estrella Biopharma, Inc. prior to closing of the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our audited financial statements as exhibit 99.1 on Form 8-K filed with the SEC on October 5, 2023 and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Company’s Registration Statement on Form S-1, filed with the SEC on October 11, 2023 and amended on November 13, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

The Company is a preclinical-stage biopharmaceutical company developing T-cell therapies with the capacity to address treatment challenges for patients with blood cancers and solid tumors. We believe T-cell therapy continues to represent a revolutionary step towards providing a potential solution for many forms of cancer, including cancers poorly addressed by current approaches.

On June 28, 2022, pursuant to the Contribution Agreement, Eureka contributed certain assets related to T-cell therapies targeting CD19 and/or CD22 to Estrella in exchange for 105,000,000 shares of Series AA Preferred Stock of Estrella (the “Separation”). Eureka determined that the Separation would allow for the flexibility to create a capital structure tailored to Estrella’s strategic goals, provide increased access to capital markets, allow for greater focus on the product candidates contributed to Estrella, and result in a dedicated management team.

As part of the Separation, Estrella entered into a License Agreement with Eureka and Eureka Therapeutics (Cayman) Ltd., an affiliate of Eureka, and a Services Agreement with Eureka, and Eureka contributed and assigned the Collaboration Agreement between Eureka and Imugene to Estrella. The License Agreement grants Estrella an exclusive license to develop CD19 and CD22-targeted T-cell therapies using Eureka’s ARTEMIS® platform. Under the Services Agreement, Eureka has agreed to perform certain services for us in connection with the development of our product candidates, EB103 and EB104, and researching the use of EB103 in conjunction with CF33-CD19t. The Collaboration Agreement establishes our collaboration with Imugene related to the development of solid tumor treatments using CF33-CD19t in conjunction with EB103.

On March 2, 2023, the FDA cleared the IND for EB103, allowing Estrella to proceed with the Phase I/II Starlight-1 Clinical Trial, which Estrella expects to commence in the first half of 2024.

To date, we have funded our operations primarily from the June 28, 2022 issuance of $5.0 million of our Series A Preferred Stock, and net proceeds of approximately $20.1 million raised from completion of the Business Combination on September 29, 2023. We have a limited operating history. Since our inception, our operations have focused on preparing for the Business Combination, regulatory filings (including the INDs), planning preclinical studies, and building our management team. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

As of September 30, 2023 we had an accumulated deficit of approximately $14.1 million. We have remitted payment of approximately $9.3 million to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the Services Agreement on October 10, 2023. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance preclinical and clinical development of our product candidates and preclinical programs;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	scale up our clinical and regulatory capabilities;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand, and protect our intellectual property portfolio;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting and other expenses in operating as a public company.

Recent Developments

The Business Combination and Public Company Costs

On September 29, 2023, we consummated the previously announced Business Combination with UPTD pursuant to the terms of the Merger Agreement by and among UPTD, Merger Sub and Estrella. No closing conditions set forth in the Merger Agreement were waived by either UPTD or Estrella. Moreover, concurrently with closing of the Merger, Estrella consummated the following transactions: (i) sales of 9.25 million shares of Estrella Series A Preferred Stock for $9.25 million ($730,000 of which was comprised of funds in the trust account delivered to the Company at the closing of the Business Combination that would have otherwise been paid to US Tiger Securities, Inc as a deferred underwriting fee in connection with UPTD’s initial public offering), which shares were converted to shares of Estrella Common Stock and subsequently exchanged for Merger Consideration Shares of UPTD immediately prior to the effective time of the merger at an exchange ratio of 0.2407, with such shares becoming shares of New Estrella Common Stock from and after the effective time of the Merger; (ii) issuance of 500,000 shares of Estrella’s Series A Preferred Stock to White Lion for $500,000 and 250,000 shares of Estrella Series A Preferred Stock to White Lion in consideration for its commitments under the Common Stock Purchase Agreement, dated April 20, 2023, between UPTD and White Lion and in accordance with the Joinder to the Series A Preferred Stock Purchase Agreement between Estrella and White Lion, dated April 20, 2023, which shares were subsequently converted to shares of Estrella Common Stock and exchanged for Merger Consideration Shares of UPTD at an exchange ratio of 0.2407, with such Merger Consideration Shares becoming shares of New Estrella Common Stock from and after the effective time of the Merger and (iii) issued an unsecured promissory note to a third party for $300,000 at 12% interest per annum, which note will be payable 30 days after the closing date of the Merger of September 29, 2023.

While the legal acquirer in the Business Combination was UPTD, for financial accounting and reporting purposes under U.S. GAAP, Estrella was the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by UPTD for the stock of Estrella) does not result in a new basis of accounting, and the consolidated financial statements of the combined company represent the continuation of the consolidated financial statements of Estrella in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Estrella became the historical consolidated financial statements of the combined company, and UPTD’s assets, liabilities, and results of operations were consolidated with Estrella beginning on the Closing Date. Operations prior to the Business Combination are presented as those of Estrella. The net assets of UPTD are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.

As a consequence of the Merger, Estrella became the successor to an SEC-registered and Nasdaq-listed company which will require Estrella to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Estrella expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Estrella’s future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.

Results of Operations

Estrella was formed on March 30, 2022, and has not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing of our initial product candidates, EB103 and EB104, preparation and submission of the IND Application for and researching the use of EB103 in conjunction with CF33-CD19t.

The results of operations for the three months ended September 30, 2023 and 2022 represented Estrella’s results of operations to be comparable with the same period in 2022

There are two major expenses incurred for the past and current operation:

Research and Development Expenses

Research and development expenses consist primarily of costs related to the enhancement of our technology which were mainly performed by Eureka. For the three months ended September 30, 2023 and 2022, we incurred approximately $0.5 million and $2.6 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The decrease in research and development expenses was mainly due to Estrella not incurring service fees with Eureka under the Services Agreement for the three months ended September 30, 2023.

Our breakdown of research and development expenses by categories for the three months ended September 30, 2023 and 2022 are summarized below:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Consulting and laboratory related fee	$29,498	$2,566,276
Stock based compensation	453,968	38,912
Total research and development	$483,466	$2,605,188

General and administrative expense

For the three months ended September 30, 2023 and 2022, we incurred approximately $1.4 million and $0.3 million of general and administrative expenses, respectively. The increase in general and administrative expenses for the three months ended September 30, 2023, was mainly due to an increase in professional fee, and recognition of the acceleration of the stock based compensation upon consummation of the Business Combination. The increase was also attributable to approximately $0.4 million of bonus granted to our executive officers in recognition of their service.

Net Loss

We incurred a net loss of approximately $1.9 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of approximately $22.1 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

To date, we have not generated any revenues from any source, and we do not expect to generate revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be adversely affected. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates.

We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue research and development, and seek marketing approval for, our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, following the completion of the Business Combination, we expect to incur additional costs associated with operating as a public company.

On September 29, 2023, the Business Combination and several concurrent financing transactions were consummated, with Estrella receiving net proceeds of approximately $20.1 million, after deducting $5.07 million payable to redeem 467,122 shares of UPTD Common Stock at $10.86 per share in connection with the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, $1.6 million for transaction expenses and $0.7 million for repayment of working capital loans, consisting of: (i) $9.75 million from the issuance of shares of Estrella Series A Preferred Stock immediately prior to the closing of the Business Combination ($730,000 of which was comprised of funds in the trust account delivered to Estrella at the closing of the Business Combination that would have otherwise been paid to US Tiger Securities, Inc. as a deferred underwriting fee in connection with UPTD’s IPO); (ii) $0.3 million from the issuance of an unsecured promissory note by us to a third party investor; (iii) $3.06 million from the funds held in UPTD’s trust account; and (iv) $10 million from the PIPE investors pursuant to the Subscription Agreements.

On October 10, 2023, we remitted approximately $9.3 million to Eureka upon consummation of the Business Combination. We expect to devote the remaining net proceeds from the Business Combination to the preclinical and clinical development of our product candidates and our public company compliance costs. Based on our current operating plan, we expect that the net proceeds from the Business Combination will be able to fund our operating expenses and capital requirements through one year from the issuance of these unaudited condensed consolidated financial statements. However, this estimate is subject to various uncertainties and risks, some of which are beyond our control. We may use our available capital resources sooner than we currently anticipate, and we may need to seek additional funds sooner than planned. Our estimate as to how long we expect the net proceeds from the Business Combination to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in fewer cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Our future operations are highly dependent on a combination of factors, including but not necessarily limited to (1) the success of our research and development programs; (2) the timely and successful completion of any additional financing; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) our ability to manage growth of the organization; (5) our ability to protect our technology and products; and, ultimately (6) regulatory approval and successful commercialization and market acceptance of our product candidates.

We plan to raise additional capital in the future in order to continue our research and development programs and fund operations. However, our ability to raise additional capital is dependent on a number of factors, including the market demand for our securities, which itself is subject to a number of business risks and uncertainties, as well as uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the market price of our common stock may decline. We cannot be certain that additional financing, whether debt or equity, will be available in amounts or on terms acceptable to us, if at all.

In addition, there is no assurance that the Warrant holders will exercise their Warrants because they are currently out of the money. As of November 15, 2023, the closing price of our Common Stock was $1.20 per share, which is significantly lower than the exercise price of the Warrants of $11.50 per share. Therefore, it is unlikely that the warrant holders will exercise their warrants unless the market price of our Common Stock increases substantially above the exercise price. The cash proceeds associated with the exercise of the Warrants are dependent on the stock price and the number of Warrants being exercised. We cannot predict when or if any Warrants will be exercised, and it is possible that none or only a small number of Warrants will ever be exercised. Therefore, we may not be able to rely on the warrant exercise as a source of liquidity or capital resources.

Furthermore, although the Common Stock Purchase Agreement with White Lion provides that the Company may, in its discretion, from time to time, direct White Lion to purchase shares of up to $50,000,000 of Common Stock (“Equity Line Shares”) from the Company in one or more purchases in accordance with the Common Stock Purchase Agreement, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement without obtaining majority stockholder approval if such issuance would equal 20% or more of the Company’s outstanding common stock, which had not been obtained as of the date hereof and may not be obtained in the future. Additionally, such shares will only be issuable to White Lion upon effectiveness of a registration statement for the Equity Line Shares, which had not occurred as of the date hereof.

We plan to raise additional capital in the future in order to continue our research and development programs and fund operations. However, our ability to raise additional capital in the equity or debt markets is dependent on various factors, and there is no assurance that such financing will be available on acceptable terms, or at all. The market demand of our equity is subject to a number of risks and uncertainties, including but not limited to, negative economic conditions, adverse market conditions, and adverse financial results.

Cash Flows

Operating activities

Net cash used in operating activities was approximately $0.3 million for the three months ended September 30, 2023, and was primarily attributable to a net loss of approximately $1.9 million, offset by approximately $1.6 million increase in non-cash item such as stock-based compensation as we incurred amortization for the three months ended September 30, 2023 related to the stock options granted to our employees, board of directors, and other consultants under the Incentive Plan.

Net cash used in operating activities was approximately $1.1 million for the three months ended September 30, 2022 and was primarily attributable to a net loss of approximately $2.9 million, offset by (a) approximately $0.8 million increase in account payable related party which related to service fee incurred from the Services Agreement, (b) approximately $0.1 million increase in non-cash item such as stock-based compensation as we incurred amortization for the three months ended September 30, 2022 related to the stock options granted to our employees, board of directors, and other consultants under the Incentive Plan for the year ended June 30, 2022, (c) approximately $0.8 million decrease in prepaid expenses as we utilized prior prepaid service fees from the Services Agreement in the current period, and (d) an approximately $66,050 increase in other payables and accrued liabilities as we accrued various legal, consulting, and research and development expenses related to the Business Combination.

Investing activities

Net cash used in investing activities was approximately $0.1 million for the three months ended September 30, 2023, and was primarily attributable approximately $0.1 million loan to UPTD as Monthly Extension Payment before merger.

Financing activities

Net cash provided by financing activities was approximately $20.0 million for the three months ended September 30, 2023, and was primarily attributable to approximately $20.0 million net proceed received from the consummation of the Business Combination, which included approximately $9.0 million in gross proceeds raised through sales of Estrella Series A Preferred Stock immediately prior to the effective time of the Merger, approximately $0.3 million raised through issuance of an unsecured promissory note by Estrella to a third party investor, approximately $0.7 million proceeds raise from the reverse recapitalization, and $10.0 million net proceeds from the PIPE Investment that closed concurrently with the consummation of the Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2023 and June 30, 2023, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Commitments & Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450-20, “Loss Contingencies”, we will record accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

License Agreement

Pursuant to the License Agreement, we were obligated to make (i) a one-time, non-refundable, non-creditable payment of $1,000,000, payable in 12 equal monthly installments, (ii) certain one-time, non–refundable, non-creditable development “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (iii) royalty payments of a single digit percentage on net sales during any consecutive 12-month period.

As of September 30, 2023, we have paid two installments, an aggregate of approximately $0.2 million, of the upfront payment to Eureka.

On January 30, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement, which has not been paid as of the date hereof. No other development milestone, sales milestone, or royalty payment has been earned as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

On October 10, 2023, the balance of the upfront fee in the amount of approximately $0.9 million and the $50,000 development milestone payment related to the submission of EB103 to the FDA was paid to Eureka.

Collaboration Agreement

Pursuant to the Collaboration Agreement, we and Imugene will be separately responsible for all qualified full-time person (“FTE”) and other internal costs incurred in the performance of its research, as well as the full cost of procurement of leukopaks and purification of T-cells from two donors, and of manufacturing and quality control of EB103 T-cells under the research plan. Any joint cost will be shared equally. If either we or Imugene incurs out-of-pocket costs in excess of the amount budgeted for such costs in the applicable research budget plus allowable overruns, then the other party will not be responsible for its 50% share of the excess of such budgeted amount plus allowable overruns, unless the joint steering committee approves such excess costs (either before or after such costs have been incurred).

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10,000,000 in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of September 30, 2023, we had remitted to Eureka two installments of $1,666,667 and $21,560 of pass-through costs for services provided pursuant to the Services Agreement.

On October 10, 2023 we remitted the remaining monthly installment payments under the Services Agreement and License Agreement in the amount of approximately $9.3 million to Eureka.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the lesser of (i) $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock of New Estrella and (ii) the Exchange Cap (as defined below), in each case, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

Registration Rights

The holders of 312,200 shares of common stock that were issued to the initial stockholders of UPTD (the “Founder Shares”) and of 1,107,500 shares of Common Stock issued to certain investors in a private placement in connection with UPTD’s initial public offering (the “Private Shares”) are entitled to registration rights pursuant to a registration rights agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein. The Company assumed the obligations of UPTD under such agreement upon consummation of the Business Combination. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. We are also obligated to file a registration statement for the (i) Equity Line Shares that we may issue to White Lion pursuant to the Common Stock Purchase Agreement and White Lion RRA, (ii) up to 2,225,000 shares of Common Stock issuable upon exercise of the Warrants and (iii) the shares issued or that will be issued pursuant to the Subscription Agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company filed a registration statement on Form S-1 with the SEC on October 10, 2023 and Amendment No. 1 thereto on November 13, 2023 with respect to the Founder Shares, Private Shares, Equity Line Shares, the shares of Common Stock issuable upon exercise of the Warrants and certain shares issuable under the Subscription Agreements. The registration statement had not been declared effective as of the date hereof.

Critical Accounting Policies

Our unaudited financial statements accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operation. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe no critical accounting estimate was identified other than below listed significant estimate and accounting policies.

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of Estrella Common Stock, expected life of stock options, the expected volatility, and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control.

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if we use different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

We account for the fair value of equity instruments issued to non-employees using either the fair value of the services received or the fair value of the equity instrument, whichever is considered more reliable. We utilize the Black-Scholes-Merton option-pricing model to measure the fair value of options issued to non-employees.

We record compensation expense for the awards with graded vesting using the straight-line method. We recognize compensation expense over the requisite service period applicable to each individual award, which generally equals the vesting term. Forfeitures are recognized when realized.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We previously elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management’s Controls Over Financial Reporting

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2023 at a reasonable assurance level due to the material weaknesses and significant deficiency in internal control over financial reporting described below:

Material Weakness

●	We did not have qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP.

●	We did not have comprehensive written control policies in place; we did not have an internal audit function or IT function to ensure the internal controls are properly designed and implemented.

●	We lacked evidence of certain review and approval procedures performed.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Following the identification of the material weaknesses, we plan to take remedial measures including:

●	hiring qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

●	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel;

●	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act of 2002 compliance requirements and improvement of overall internal control; and

●	strengthening corporate governance.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023 we completed the Merger and the internal controls of Estrella Biopharma, Inc. became our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those included in this Quarterly Report are any of the risks described under “Risk Factors” in our registration statement on Form S-1 filed with the SEC on October 10, 2023 and Amendment No. 1 thereto filed on November 13, 2023, respectively, which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our registration statement on Form S-1 filed with the SEC on October 10, 2023 and Amendment No. 1 thereto filed on November 13, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 5, 2023, in connection with the closing of the Business Combination, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective upon closing of the Business Combination on September 29, 2023, the Company entered into a Company Stockholder Lock-Up Agreement (“Lock-Up Agreement”) with Eureka substantially similar to the Form of Lock-Up Agreement attached as Exhibit F to the Merger Agreement, pursuant to which Eureka agreed not to transfer any of the 25,277,831 shares of Common Stock that it received as merger consideration upon closing of the Business Combination for a period of six months, subject to certain exceptions and adjustments. The material terms of the Lock-Up Agreement are described in the definitive proxy statement/prospectus filed by TradeUP Acquisition Corp. with the SEC on July 11, 2023 in the section entitled “Proposal 1: The Business Combination Proposal—Related Agreements—Lock-Up Agreement”, which description is incorporated herein by reference, and is qualified in its entirety by reference to the full text of the Merger Agreement and the Form of Lock-Up Agreement attached as Exhibit F thereto. The Merger Agreement is filed as Exhibit 2.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 30, 2022, by and among the Registrant, TradeUP Merger Sub Inc., and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023 File No. 333-267918).
4.2	Specimen of Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023 File No. 333-267918).
4.3	Warrant Agreement, dated July 14, 2021, between TradeUP Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023 File No. 333-267918).
10.1

Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 20, 2023).

10.2	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Lianhe World Limited (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on September 20, 2023).
10.3	Common Stock Purchase Agreement by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on April 24, 2023).
10.4	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Lianhe World Limited (incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.5	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and CoFame Investments, LLC(incorporated by reference to Exhibit 10.5 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.6	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.6 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.7	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Smart Crest International Limited(incorporated by reference to Exhibit 10.7 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.8	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yangbing Xiao(incorporated by reference to Exhibit 10.8 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.9	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yuandong Wang(incorporated by reference to Exhibit 10.9 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.10	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yuandong Wang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.10 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.11	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yangbing Xiao and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.11 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.12	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Smart Crest International Limited and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.12 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.14	Estrella Immunopharma, Inc. 2023 Omnibus Incentive Plan(incorporated by reference to Exhibit 10.14 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.15	Unsecured Promissory Note by and between Hongbin Zhang and Estrella Biopharma Inc. (incorporated by reference to Exhibit 10.15 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.16	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608).
10.17	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608).

10.18	License Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.4 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023, File No. 333-267918).
10.19	Amendment No. 1 to License Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.16 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023, File No. 333-267918).
10.20	Amendment No. 2 to License Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.28 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023, File No. 333-267918).
10.21	Services Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.5 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023, File No. 333-267918).
10.22	Amendment No. 1 to Services Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.15 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023 File No. 333-267918).
10.23	Amendment No. 2 to Services Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.27 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023, File No. 333-267918).
10.24	Collaboration Agreement, dated October 29, 2021, by and between Estrella Biopharma, Inc. (as successor to Eureka Therapeutics, Inc.) and Imugene Limited. (incorporated by reference to Exhibit 10.6 to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023, File No. 333-267918).
10.28	Amendment to Offer Letter by and between Dr. Cheng Liu and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.16 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.29	Amendment to Employment Agreement by and between Peter Xu and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.17 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.30	Amendment to Employment Agreement by and between Vicky Yang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.18 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.31	Employment Agreement by and between Dr. Cheng Liu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.19 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.32	Employment Agreement by and between Peter Xu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.20 to the Company Current Report on Form 8-K, filed with the SEC on October 5, 2023).
10.33	Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001- 40608).
10.34	Contribution Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Biopharma, Inc. (incorporated by reference to the Company Registration Statement on Form S-4/A filed with the SEC on July 10, 2023 File No. 333-267918).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTRELLA IMMUNOPHARMA, INC.

By:	/s/ Cheng Liu
Name:	Cheng Liu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Quarterly Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Cheng Liu	Principal Executive Officer and Chairman	November 20, 2023
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Principal Financial Officer	November 20, 2023
Peter Xu	(Principal Financial Officer and Principal Accounting Officer)