Form 10-Q
period 2023-12-31
Estrella Immunopharma, Inc.
filed 2024-02-14
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

N/A

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

As of February 12, 2024, there were 36,610,870 shares of Common Stock, par value $0.0001 issued and outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in the Company’s Registration Statement on Form S-1, filed with the SEC on October 11, 2023 and Amendment No. 1 and Amendment No. 2 thereto filed on November 13, 2023 and December 18, 2023, respectively.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)
Current Assets
Current assets:
Cash	$9,046,015	$2,479,146
Prepaid expenses	401,248	-
Extension note receivable	-	273,066
Total current assets	9,447,263	2,752,212

Other Assets
Deferred transaction costs	-	276,187

Total Assets	$9,447,263	$3,028,399

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - related party	$77,076	$9,333,146
Other payables and accrued liabilities	270,579	398,781
Accrued liability - related party	6,000	22,000
Franchise tax payables	4,359	4,297
Income tax payables	40,719	-
Total current liabilities	398,733	9,758,224

Non-current liabilities:
Other liability	-	12,725
Total non-current liabilities	-	12,725

Total Liabilities	398,733	9,770,949

Commitments and Contingencies (Note 8)

Preferred Stock*
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized; 0 and 1,203,695 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	-	5,000,000
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized; 0 and 25,277,591 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 35,201,232 and 978,243 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively*	3,520	98
Additional paid-in capital	24,124,684	445,905
Accumulated deficit	(15,079,674)	(12,188,553)
Total Stockholders’ Equity (Deficit)	9,048,530	(11,742,550)
Total Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)	$9,447,263	$3,028,399

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022

Operating expenses
Research and development	$75,459	$2,607,928	$558,925	$5,213,116
General and administrative	945,165	148,412	2,332,196	428,668
Total operating expenses	1,020,624	2,756,340	2,891,121	5,641,784

Loss from Operations	(1,020,624)	(2,756,340)	(2,891,121)	(5,641,784)

Loss before income taxes	(1,020,624)	(2,756,340)	(2,891,121)	(5,641,784)

Income taxes provision	-	-	-	-

Net loss	$(1,020,624)	$(2,756,340)	$(2,891,121)	$(5,641,784)

Net loss applicable to common stock per share, basic and diluted	$(0.03)	$(16.33)	$(0.16)	$(44.63)
Weighted average common stock outstanding, basic and diluted*	35,201,232	168,758	18,126,944	126,400

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series AA				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares*	Amount	Shares*	Amount	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2023	5,000,000	$5,000,000	105,000,000	$-	4,063,500	$407	$445,596	$(12,188,553)	$(11,742,550)
Recapitalization	(3,796,305)	-	(79,722,409)	-	(3,085,257)	(309)	309	-	-
Balance, July 1, 2023	1,203,695	5,000,000	25,277,591	-	978,243	98	445,905	(12,188,553)	(11,742,550)
Issuance of series A preferred stock	2,407,390	9,750,000	-	-	-	-	-	-	-
Conversion of series A and series AA preferred stock into common stock	(3,611,085)	(14,750,000)	(25,277,591)	-	28,888,675	2,889	14,747,111	-	14,750,000
Vesting of early exercised stock options	-	-	-	-	2,633,082	263	12,462	-	12,725
Stock-based compensation	-	-	-	-	-	-	1,194,653	-	1,194,653
Issuance of common stock issued for PIPE investment	-	-	-	-	1,000,000	100	9,999,900	-	10,000,000
Issuance of common stock upon completion of business combination	-	-	-	-	1,701,232	170	(474,147)	-	(473,977)
Transactions cost	-	-	-	-	-	-	(1,801,200)	-	(1,801,200)
Net loss	-	-	-	-	-	-	-	(1,870,497)	(1,870,497)
Balance, September 30, 2023	-	$-	-	$-	35,201,232	$3,520	$24,124,684	$(14,059,050)	$10,069,154
Net loss	-	-	-	-	-	-	-	(1,020,624)	(1,020,624)
Balance, December 31, 2023	-	$-	-	$-	35,201,232	$3,520	$24,124,684	$(15,079,674)	$9,048,530

Balance, July 1, 2022	1,203,695	$5,000,000	25,277,591	$-	42,370	$4	$34,304	$(1,074,151)	$(1,039,843)
Vesting of early exercised stock options	-	-	-	-	126,388	13	512	-	525
Stock-based compensation	-	-	-	-	-	-	102,399	-	102,399
Net loss	-	-	-	-	-	-	-	(2,885,444)	(2,885,444)
Balance, September 30, 2022	1,203,695	$5,000,000	25,277,591	$-	168,758	$17	$137,215	$(3,959,595)	$(3,822,363)
Vesting of early exercised stock options	-	-	-	-	126,388	13	512	-	525
Stock-based compensation	-	-	-	-	-	-	102,399	-	102,399
Net loss	-	-	-	-	-	-	-	(2,756,340)	(2,756,340)
Balance, December 31, 2022	1,203,695	$5,000,000	25,277,591	$-	295,146	$30	$240,126	$(6,715,935)	$(6,475,779)

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(2,891,121)	$(5,641,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,194,653	204,798
Amortization of operating right-of-use asset, related party	-	8,985
Changes in operating assets and liabilities:
Prepaid expenses	(262,481)	-
Prepaid expenses - related party	-	833,333
Accounts payable - related party	(9,256,070)	3,365,478
Other payables and accrued liabilities	(311,202)	18,153
Operating lease liability - related party	-	1,015
Accrued liability - related party	(16,000)	-
Franchise tax payable	62	1,600
Net cash used in operating activities	(11,542,159)	(1,208,422)

Cash Flows from Investing Activities:
Loan to UPTD as extension note receivable prior to business combination	(112,298)	-
Cash released from trust account	5,072,945
Net cash provided by investing activities	4,960,647	-

Cash Flows from Financing Activities:
Payments of transactions cost	(1,525,013)	-
Net proceeds from PIPE investment	10,000,000	-
Net proceeds from issuance of Series A Preferred Stock	9,020,000	-
Net proceeds from promissory note	300,000	-
Repayment of promissory note	(300,000)	-
Payment of redemption payable	(5,072,945)	-
Proceeds from business combination	726,339	-
Net cash provided by financing activities	13,148,381	-

Net Change in Cash	6,566,869	(1,208,422)

Cash at beginning of period	2,479,146	4,088,333
Cash at end of period	$9,046,015	$2,879,911

Supplemental Cash Flow Information
Cash paid for income tax	$-	$-
Cash paid for interest	$2,663	$-

Supplemental Disclosure of Non-cash Financing Activities
Deferred transaction costs included in other payables and accrued liabilities	$-	$134,375
Recognition of related party operating right-of-use asset and lease liability	$-	$48,988
Conversion of Series A prefer stock into common stock	$5,000,000	-
Conversion of deferred underwriting commission payable into Series A preferred stock	$730,000	$-

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

The Company is in the development stage, having not yet started planned principal operations. As of December 31, 2023, the Company had devoted substantially all of its efforts toward preparing regulatory filings (including Investigational New Drug (“IND”) applications), planning preclinical studies, and building its management team. On March 2, 2023, the FDA cleared the IND for EB103, allowing Estrella to proceed with the Phase I/II Starlight-1 Clinical Trial, which the Company expects to commence in the first half of 2024.

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

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had cash of approximately $9.0 million, and accumulated deficit of approximately $15.1 million. For the six months ended December 31, 2023, loss from operations was approximately $2.9 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

On September 29, 2023, the Business Combination and several concurrent financing transactions were consummated, with the Company receiving net proceeds of approximately $20.1 million, after deducting $5.1 million payable to redeem 467,122 shares of UPTD Common Stock at $10.86 per share in connection with the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, $1.6 million for UPTD’s transaction expenses and $0.7 million for repayment of working capital loans, consisting of: (i) $9.75 million from the issuance of shares of the Company’s Operating Series A Preferred Stock immediately prior to the closing of the Business Combination ($0.7 million of which was comprised of funds in the trust account delivered to the Company at the closing of the Business Combination that would have otherwise been paid to US Tiger Securities, Inc. as a deferred underwriting fee in connection with UPTD’s IPO); (ii) $0.3 million from the issuance of an unsecured promissory note by us to a third party investor; (iii) $3.06 million from the funds held in UPTD’s trust account; and (iv) $10 million from the PIPE investors pursuant to the Subscription Agreements.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s consolidated financial statements. The results for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024 (fiscal year 2024) or for any other interim period or for any future year.

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

Cash

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking and a saving account and Certificates of Deposits.

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

As of December 31, 2023 and June 30, 2023, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	December 31,	June 30,
	2023	2023
	(Unaudited)
Series A Preferred Stock*	-	1,203,695
Series AA Preferred Stock*	-	25,277,591
Unvested early-exercised stock option*	-	2,633,082
Public warrant	2,215,000	-
Total	2,215,000	29,114,368

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of two cash accounts in a financial institution located in the United States. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. FDIC provides standard insurance coverage of $250,000 per insured bank, for each account ownership category. As of December 31, 2023 and June 30, 2023, the Company had not experienced losses on these accounts. As of December 31, 2023 and June 30, 2023, $9,046,015 and $2,479,146 were deposited with financial institutions located in the United States, and $8,784,872 and $2,229,146 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

There is no tax sharing agreement with Eureka; therefore, no deferred taxes were carried over from Eureka to the Company.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the six months ended December 31, 2023 and 2022 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees, facilities related fees and enhancement of the Company’s technology which was mainly performed by Eureka. (Refer to Note 10 for the terms of the License Agreement and the Service Agreement).

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC's removal. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the update on Company’s consolidated financial statements and related disclosures.

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

Note 3 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions (collectively, the “Transactions”) were completed, based on the Company’s capitalization as of September 29, 2023:

●	each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the effective time of the Business Combination (“Effective Time”) was no longer outstanding and thereupon were converted into and become one validly issued fully paid and non-assessable share of Common Stock, par value $0.001 per share, of the Company and all such shares constituted the only outstanding shares of capital stock of the Company as of immediately following the Effective Time;

●	The UPTD Units were automatically separated into underlying Common Stock and UPTD Warrants and are no longer be traded on the open market following the Closing;

●	Estrella issued 500,000 shares of Series A Preferred Stock to White Lion for $500,000 and 250,000 shares of Series A Preferred Stock to White Lion as commitment fee pursuant to the Common Stock Purchase Agreement immediately prior to the Effective Time;

●	Estrella issued (i) 1,520,000 shares of Series A Preferred Stock were issued to Lianhe World for $1,520,000, (ii) 1,000,000 shares of Series A Preferred Stock were issued to CoFame for $1,000,000, (iii) 730,000 shares of Series A Preferred Stock were issued to Tiger for $730,000 for deferred commission, (iv) 2,000,000 shares of Series A Preferred Stock were issued to Smart Crest for $2,000,000; (v) 2,000,000 shares of Series A Preferred Stock were issued to Xiao for $2,000,000 and (vi) 2,000,000 shares of Series A Preferred Stock were issued to Wang for $2,000,000, immediately prior to the Effective Time;

●	Estrella issued an unsecured 30-day promissory note to Hongbing Zhang in the principal amount of $0.3 million with an interest rate of 12% per annum;

●	Each share of Series A Preferred Stock and Series AA Preferred Stock that was issued and outstanding immediately prior to the Effective Time was automatically converted into a number of shares of Estrella Common Stock;

●	Each share of Estrella Common Stock was converted into 0.2407 shares of Company Common Stock; and

●	The Company issued 500,000 shares of Common Stock to each of Plentiful Limited and Lianhe World, respectively.

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

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 6 — Other payables and accrued liabilities

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)
Accrued professional fees (i)	$246,738	$398,781
Salary payable	21,283	-
Others	2,558	-
Total other payables and accrued liabilities	$270,579	$398,781

(i)	The balance of accrued professional fees represented amount due to third parties service providers which include audit fee, legal fee and consulting fee related to capital raising, and consulting fee related research and development.

Note 7 — Stock redemption payable

Stock redemption payable represents the balance payable to UPTD’s shareholders related to the redemption of public shares of UPTD’s Common Stock before the consummation of the business combination. On October 3, 2023, such balance was paid in full through the Company’s investment held in trust account. (see Note 4).

Note 8- Commitments and contingencies

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

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to the lesser of (i) $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock of the Company subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of the date hereof, no Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Registration Rights

The holders of 312,200 shares of Common Stock that were issued to the initial stockholders of UPTD (the “Founder Shares”) and of 1,107,500 shares of Common Stock issued to certain investors in a private placement in connection with UPTD’s initial public offering (the “Private Shares”) are entitled to registration rights pursuant to a Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein. The Company assumed the obligations of UPTD under such agreement upon consummation of the Business Combination. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company is also obligated to file a registration statement for the (i) Equity Line Shares that we may issue to White Lion pursuant to the Common Stock Purchase Agreement and White Lion RRA, (ii) up to 2,225,000 shares of Common Stock issuable upon exercise of the Warrants and (iii) the shares issued or that will be issued pursuant to the Subscription Agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Collaboration Agreement

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

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

The research plan under the Collaboration Agreement was completed as of August 30, 2023. The Company and Eureka recorded the costs associated with the Collaboration Agreement as research and development expenses in the amount of $0 and $24,186, for the six months ended December 31, 2023 and 2022, respectively, and $0 for the three months ended December 31, 2023 and 2022.

On May 15, 2023, Estrella assigned a cost reimbursement receivable of $27,169 from Imugene under the Collaboration Agreement to Eureka. There was no impact on Estrella’s statements of operations.

Note 9 — Related Party Transactions

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

As of December 31, 2023 and June 30, 2023, Estrella had remaining balance of account payable - related party amounted to $0, and $833,333, respectively, related to License Agreement’s upfront payment. As of December 31, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement. Such amount was accrued by Estrella and outstanding as of June 30, 2023 and payment was made on October 10, 2023 with $0 outstanding as of December 31, 2023.

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

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Eureka’s service covered a period of 12 months and the service commenced on June 28, 2022. As of December 31, 2023 and June 30, 2023, Estrella had account payable balance - related party of $0 and $8,333,331 related to Service Agreement with Eureka, respectively.

As of December 31, 2023 and June 30, 2023, Estrella accrued $166,941 and $116,482 for pass-through costs related to clinical trials incurred by Eureka in account payable-related party, respectively.

For the six months ended December 31, 2023 and 2022, Estrella incurred $54,957 and $115,451 pass-through costs related to clinical trials, respectively.

For the three months ended December 31, 2023 and 2022, Estrella incurred $50,459 and $71,18 pass-through costs related to clinical trials, respectively.

After the closing of the business combination on September 29, 2023, on October 10, 2023 Estrella remitted $9,334,475 to Eureka.

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all right, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. (Refer to Note 12) As of December 31, 2023 and June 30, 2023, Eureka collectively owned 67.6% and 92.1% of Estrella on a fully diluted basis, respectively.

Lease

On July 6, 2022, Estrella entered into an office lease contract with Eureka, to lease a 428 square feet office with a $2,000 payment. Under the original lease contract, the sublease agreement commenced on August 1, 2022 and expired on September 30, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023. Therefore, such lease contained a lease term for 12 months and less after amendment. Estrella elected not to apply the ROU and lease liability recognition requirements to above mentioned short-term lease as the modified lease term was less than twelve months. As a result of the lease amendment, Estrella then reduced the corresponding ROU and lease liability to $0 and continued to recognize the lease monthly payments in profit or loss on a straight-line basis over the remaining lease term period.

On October 1, 2023 Estrella entered into an office lease contract with Eureka, to lease 180 square feet of office space with $2,000 monthly lease payments for nine months without any renewal option.

For the six months ended December 31, 2023 and 2022, the Company incurred $8,000 and $10,000 rent expense from Eureka, respectively. For the three months ended December 31, 2023 and 2022, the Company incurred $6,000 rent expense from Eureka, respectively. (Refer to Note 15)

As of December 31, 2023 and June 30, 2023, the outstanding balance of lease payments of $6,000 and $22,000 was recorded as accrued liability - related party on the Company’s condensed consolidated balance sheets, respectively.

Note 10 — Promissory note

On September 29, 2023, Estrella issued an unsecured promissory note to Hongbing Zhang, in the aggregate principal amount of $300,000 (the “Unsecured Note”). Interest shall begin accruing on September 29, 2023 at a rate of 12% per annum until the outstanding amount has been paid in full. The Unsecured Note matures on October 30, 2023 and was paid in full on October 27, 2023.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

Note 11 — Preferred Stock

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

Note 12 — Stockholders’ Equity (Deficit)

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

Note 13 — Stock Based Compensation

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

The stock-based compensation expense recorded in the Company’s results of operations for the six months ended December 31, 2022 and 2021 were $1,194,653 and $204,798, respectively. The stock-based compensation expense recorded in the Company’s results of operations for the three months ended December 31, 2022 and 2021 were $0 and $102,399, respectively.

The breakdown of stock-based compensation by categories for the three and six months ended December 31, 2023 and 2022 are summarized below:

	For the three months Ended December 31, 2023	For the three months Ended December 31, 2022
Research and development	$-	$38,912
General and administrative	-	63,487
Total stock based compensation	$-	$102,399

	For the Six months Ended December 31, 2023	For the Six months Ended December 31, 2022
Research and development	$453,968	$77,823
General and administrative	740,685	126,975
Total stock based compensation	$1,194,653	$204,708

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

For the six months ended December 31, 2023, no additional stock options were granted.

On May 27, 2022, all employees, the board of directors, and other consultants elected to exercise the stock options granted by the Company early. The total proceeds received by the Company amounted to $15,000 and was recorded as other liability due to the terms of the early exercised shares, which are subject to repurchase until such shares are vested and are required to be returned to the Company if the vesting conditions are not satisfied. Such other liability account should be cleared at the time the exercised shares are vested or repurchased. As of December 31, 2023 and June 30, 2023, the unamortized balance of the above mentioned other liability amounted to $0 and $12,725, respectively, based on the vesting period.

A summary of early-exercised stock option’s vesting activity for the year ended June 30, 2023, and for the six months ended December 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
Balance of unvested early-exercised stock option at June 30, 2022	14,825,000	$0.11
Vested early-exercised stock option	(3,887,500)	$0.11
Balance of unvested early-exercised stock option at June 30, 2023	10,937,500	$0.11
Vested early-exercised stock option	(10,937,500)	$0.11
Balance of unvested early-exercised stock option at December 31, 2023	-	$-

Note 14 — Leases

On July 6, 2022, the Company entered into an office lease contract with Eureka, a related party (“Lease 1”). Under the original lease contract, the sublease agreement commenced on August 1, 2022 and expires on September 30, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023.

ESTRELLA IMMUNOPHARMA, INC. AND ITS SUBSIDIARY

Notes To Unaudited Condensed Consolidated Financial Statements

On October 1, 2023 Estrella entered into an office lease contract with Eureka, a related party (“Lease 2”) for nine months without any renewal option.

For the six months ended December 31, 2023 and 2022, the Company incurred $8,000 and $10,000 rent expense from Eureka, respectively. For the three months ended December 31, 2023 and 2022, the Company incurred $6,000 rent expense from Eureka, respectively. (Refer to Note 15)

The Company’s office lease was classified as an operating lease. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The Company elected not to apply the ROU and lease liability recognition requirements to above mentioned short-term lease in accordance with ASC 842-20-25-2. As a result of the lease amendment, the Company then reduced the corresponding ROU and lease liability to $0 from Lease 1 and continued to recognize the lease monthly payments in profit or loss on a straight–line basis over the remaining lease term period.

Rent expense for the three months ended December 31, 2023 and 2022 was $6,000. Rent expense for the six months ended December 31, 2023 and 2022 was $8,000 and $10,000, respectively.

Note 15 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 14, 2024, when the unaudited financial statements were issued. Except as described below, there were no material subsequent events that required recognition or disclosure in the financial statements.

Share Repurchase Authorization

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1 million of its Common Stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors.  The press release was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 30, 2024, which is incorporated herein by reference. As of February 14, 2024, no share repurchases have been made under the authorization.

PIPE Share Issuance

On February 9, 2024, the Company completed the issuance of 704,819 shares of Common Stock to each of the two PIPE Investors pursuant to the Subscription Agreements. The shares were issued as part of the consideration that each PIPE investor was entitled to receive thirty days following the date of the closing of the Business Combination. As a result of the issuance, the total number of issued and outstanding shares of Common Stock increased from 35,201,232 to 36,610,870 as of February 9, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, for purposes of this section, the terms “Company’, “we,” “us,” “our,” refer to Immunopharma, Inc. collectively with its subsidiary Estrella Biopharma, Inc., while the term “Estrella” refers to Estrella Biopharma, Inc. prior to closing of the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our audited financial statements as exhibit 99.1 on Form 8-K filed with the SEC on October 5, 2023 and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Company’s Registration Statement on Form S-1, filed with the SEC on October 11, 2023 and amended on November 13, 2023 and December 18, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of December 31, 2023 we had an accumulated deficit of approximately $15.1 million. We have remitted payment of approximately $11.2 million to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the Services Agreement on October 10, 2023. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

The Business Combination and Public Company Costs

On September 29, 2023, we consummated the previously announced Business Combination with UPTD pursuant to the terms of the Merger Agreement by and among UPTD, Merger Sub and Estrella. No closing conditions set forth in the Merger Agreement were waived by either UPTD or Estrella. Moreover, concurrently with closing of the Merger, Estrella consummated the following transactions: (i) sales of 9.25 million shares of Estrella Series A Preferred Stock for $9.25 million ($730,000 of which was comprised of funds in the trust account delivered to the Company at the closing of the Business Combination that would have otherwise been paid to US Tiger Securities, Inc as a deferred underwriting fee in connection with UPTD’s initial public offering), which shares were converted to shares of Estrella Common Stock and subsequently exchanged for Merger Consideration Shares of UPTD immediately prior to the effective time of the merger at an exchange ratio of 0.2407, with such shares becoming shares of New Estrella Common Stock from and after the effective time of the Merger; (ii) issuance of 500,000 shares of Estrella’s Series A Preferred Stock to White Lion for $500,000 and 250,000 shares of Estrella Series A Preferred Stock to White Lion in consideration for its commitments under the Common Stock Purchase Agreement, dated April 20, 2023, between UPTD and White Lion and in accordance with the Joinder to the Series A Preferred Stock Purchase Agreement between Estrella and White Lion, dated April 20, 2023, which shares were subsequently converted to shares of Estrella Common Stock and exchanged for Merger Consideration Shares of UPTD at an exchange ratio of 0.2407, with such Merger Consideration Shares becoming shares of New Estrella Common Stock from and after the effective time of the Merger and (iii) issued an unsecured promissory note to a third party for $300,000 at 12% interest per annum, which will be payable 30 days after the closing date of the Merger of September 29, 2023 and subsequently settled on October 26, 2023.

While the legal acquirer in the Business Combination was UPTD, for financial accounting and reporting purposes under U.S. GAAP, Estrella was the accounting acquirer, and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by UPTD for the stock of Estrella) does not result in a new basis of accounting, and the consolidated financial statements of the combined company represent the continuation of the consolidated financial statements of Estrella in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Estrella became the historical consolidated financial statements of the combined company, and UPTD’s assets, liabilities, and results of operations were consolidated with Estrella beginning on the Closing Date. Operations prior to the Business Combination are presented as those of Estrella. The net assets of UPTD are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.

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

The results of operations for the three and six months ended December 31, 2023 and 2022 represented Estrella’s results of operations to be comparable with the same period in 2022

There are two major expenses incurred for the past and current operation:

Comparison of Three Months Ended December 31, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing and clinical trial preparation, which were mainly performed by Eureka. For the three months ended December 31, 2023 and 2022, we incurred approximately $75,000 and $2.6 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The decrease in research and development expenses was mainly due to Estrella incurring lower service fees with Eureka due to a lower volume of service rendered under the Services Agreement during the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Our breakdown of research and development expenses by categories for the three months ended December 31, 2023 and 2022 are summarized below:

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Consulting and laboratory related fee	$75,459	$2,569,016
Stock based compensation	-	38,912
Total research and development	$75,459	$2,607,928

General and administrative expense

For the three months ended December 31, 2023 and 2022, we incurred approximately $0.9 million and $0.1 million of general and administrative expenses, respectively. The increase in general and administrative expenses for the three months ended December 31, 2023, was mainly due to an increase in professional fee such as audit fee and legal fee.

Net Loss

We incurred a net loss of approximately $1.0 million and $2.8 million for the three months ended December 31, 2023 and 2022, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Comparison of Six Months Ended December 31, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing and clinical trial preparation, which were mainly performed by Eureka. For the six months ended December 31, 2023 and 2022, we incurred approximately $0.6 million and $5.2 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The decrease in research and development expenses was mainly due to Estrella incurring lower service fees with Eureka due to a lower volume of service rendered under the Services Agreement for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Our breakdown of research and development expenses by categories for the six months ended December 31, 2023 and 2022 are summarized below:

	For the Six Months Ended December 31, 2023	For the Six Months Ended December 31, 2022
Consulting and laboratory related fee	$104,957	$5,135,292
Stock based compensation	453,968	77,824
Total research and development	$558,925	$5,213,116

General and administrative expense

For the six months ended December 31, 2023 and 2022, we incurred approximately $2.3 million and $0.4 million of general and administrative expenses, respectively. The increase in general and administrative expenses for the three months ended December 31, 2023, was mainly due to an increase in professional fee, and recognition of the acceleration of the stock-based compensation upon consummation of the Business Combination. The increase was also attributable to approximately $0.5 million of bonus granted to our executive officers in recognition of their service.

Net Loss

We incurred a net loss of approximately $2.9 million and $5.6 million for the six months ended December 31, 2023 and 2022, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of approximately $9.0 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

To date, we have not generated any revenue from any source, and we do not expect to generate revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be adversely affected. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates.

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

On September 29, 2023, the Business Combination and several concurrent financing transactions were consummated, with Estrella receiving net proceeds of approximately $20.1 million, after deducting $5.07 million payable to redeem 467,122 shares of UPTD Common Stock at $10.86 per share in connection with the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, $1.6 million for transaction expenses and $0.7 million for repayment of working capital loans, consisting of: (i) $9.75 million from the issuance of shares of Estrella Series A Preferred Stock immediately prior to the closing of the Business Combination ($0.7 million of which was comprised of funds in the trust account delivered to Estrella at the closing of the Business Combination that would have otherwise been paid to US Tiger Securities, Inc. as a deferred underwriting fee in connection with UPTD’s IPO); (ii) $0.3 million from the issuance of an unsecured promissory note by us to a third party investor; (iii) $3.06 million from the funds held in UPTD’s trust account; and (iv) $10 million from the PIPE investors pursuant to the Subscription Agreements.

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

Furthermore, although the Common Stock Purchase Agreement with White Lion provides that the Company may, in its discretion, from time to time, direct White Lion to purchase shares of up to $50,000,000 of Common Stock (“Equity Line Shares”) from the Company in one or more purchases in accordance with the Common Stock Purchase Agreement, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement without obtaining majority stockholder approval if such issuance would equal 20% or more of the Company’s outstanding common stock, which had not been obtained as of the date hereof and may not be obtained in the future. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective. As of the date hereof, no Equity Line Shares have been issued to White Lion under the Common Stock Purchase Agreement.

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

Cash Flows

Operating activities

Net cash used in operating activities was approximately $11.5 million for the six months ended December 31, 2023, and was primarily attributable to (a) a net loss of approximately $2.9 million, approximately $9.3 million decrease in accounts payable, related party, as we remitted approximately $9.2 million payment to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the Services Agreement on October 10, 2023, (b) approximately $0.3 million increase in prepaid expense as we prepaid 12 months D&O insurance premium in October 2023, and (c) approximately $0.3 million decrease in other payables and accrued liabilities as we paid off accrued professional fee over the previous period, offset by approximately $1.2 million increase in non-cash item such as stock-based compensation as we incurred amortization for the six months ended December 31, 2023 related to the stock options granted to our employees, board of directors, and other consultants under the Incentive Plan.

Net cash used in operating activities was approximately $1.2 million for the six months ended December 31, 2022 and was primarily attributable to a net loss of approximately $5.6 million, offset by (a) approximately $3.4 million increase in account payable related party which related to service fee incurred from the Services Agreement, (b) approximately $0.2 million increase in non-cash item such as stock-based compensation as we incurred amortization for the six months ended December 31, 2022 related to the stock options granted to our employees, board of directors, and other consultants under the Incentive Plan for the six months ended December 31, 2022, (c) approximately $0.8 million decrease in prepaid expenses as we utilized prior prepaid service fees from the Services Agreement in the current period, and (d) an approximately $18,000 increase in other payables and accrued liabilities as we accrued various legal, consulting, and research and development expenses related to the Business Combination.

Investing activities

Net cash provided by investing activities was approximately $4.9 million for the six months ended December 31, 2023, and was primarily attributable to approximately $5.1 million cash released from trust account as a result of the consummation of the Business Combination, offset by approximately $0.1 million loan to UPTD as Monthly Extension Payment before merger.

Financing activities

Net cash provided by financing activities was approximately $13.1 million for the six months ended December 31, 2023, and was primarily attributable to approximately $20.0 million net proceed received from the consummation of the Business Combination, which included approximately $9.0 million in gross proceeds raised through sales of Estrella Series A Preferred Stock immediately prior to the effective time of the Merger, approximately $0.3 million raised through issuance of an unsecured promissory note by Estrella to a third party investor, approximately $0.7 million proceeds raise from the reverse recapitalization, and $10.0 million net proceeds from the PIPE Investment that closed concurrently with the consummation of the Business Combination, offset by approximately $1.5 million payments of transaction cost related to the Merger, and approximately $5.1 million payment to UPTD’s stockholder for stock redemption before the Business Combination.

Off-Balance Sheet Arrangements

As of December 31, 2023 and June 30, 2023, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

License Agreement

Pursuant to the License Agreement, we were obligated to make (i) a one-time, non-refundable, non-creditable payment of $1,000,000, payable in twelve equal monthly installments, (ii) certain one-time, non–refundable, non-creditable development “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (iii) royalty payments of a single digit percentage on net sales during any consecutive 12-month period.

As of December 31, 2023, we have fully paid the license fee to Eureka.

On January 30, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement, which was paid on October 10, 2023. No other development milestone, sales milestone, or royalty payment has been earned as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

Collaboration Agreement

Pursuant to the Collaboration Agreement, we and Imugene will be separately responsible for all qualified full-time person (“FTE”) and other internal costs incurred in the performance of its research, as well as the full cost of procurement of leukopaks and purification of T-cells from two donors, and of manufacturing and quality control of EB103 T-cells under the research plan. Any joint cost will be shared equally. If either we or Imugene incurs out-of-pocket costs in excess of the amount budgeted for such costs in the applicable research budget plus allowable overruns, then the other party will not be responsible for its 50% share of the excess of such budgeted amount plus allowable overruns, unless the joint steering committee approves such excess costs (either before or after such costs have been incurred). The research plan under the Collaboration Agreement was completed as of August 30, 2023.

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10,000,000 in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of December 31, 2023, we had remitted to Eureka twelve installments of $10,000,000 and $117,920 of pass-through costs for services provided pursuant to the Services Agreement.

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

Registration Rights

The holders of 312,200 shares of common stock that were issued to the initial stockholders of UPTD (the “Founder Shares”) and of 1,107,500 shares of Common Stock issued to certain investors in a private placement in connection with UPTD’s initial public offering (the “Private Shares”) are entitled to registration rights pursuant to a registration rights agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein. The Company assumed the obligations of UPTD under such agreement upon consummation of the Business Combination. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. We are also obligated to file a registration statement for the (i) Equity Line Shares that we may issue to White Lion pursuant to the Common Stock Purchase Agreement and White Lion RRA, (ii) up to 2,225,000 shares of Common Stock issuable upon exercise of the Warrants and (iii) the shares issued or that will be issued pursuant to the Subscription Agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company filed a registration statement on Form S-1 with the SEC on October 10, 2023 and subsequently filed Amendment No. 1 and Amendment No. 2 thereto on November 13, 2023 and December 18, 2023, respectively, with respect to the Founder Shares, Private Shares, Equity Line Shares, the shares of Common Stock issuable upon exercise of the Warrants and certain shares issuable under the Subscription Agreements. The registration statement was declared effective by the SEC on December 28, 2023.

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

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We previously elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until when they would apply to private companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of December 31, 2023 at a reasonable assurance level due to the material weaknesses and significant deficiency in internal control over financial reporting described below:

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal control over financial reporting to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of fiscal year 2024, and the Company is planning to remediate the material weaknesses described above by the end of fiscal year 2024. As a result, there has been no change in the Company’s internal control over financial reporting during the second quarter of fiscal year 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those included in this Quarterly Report are any of the risks described under “Risk Factors” in our registration statement on Form S-1 filed with the SEC on October 10, 2023, Amendment No. 1 thereto filed on November 13, 2023 and Amendment No. 2 thereto filed on December 18, 2023, which are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our registration statement on Form S-1 filed with the SEC on October 10, 2023, Amendment No. 1 thereto filed on November 13, 2023 and Amendment No. 2 thereto filed on December 18, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of September 30, 2022, by and among TradeUP Acquisition Corp., Tradeup Merger Sub Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
3.1	Amended and Restated Certificate of Incorporation of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)
3.2	Amended and Restated Bylaws of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.3	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.4 below)
4.4	Warrant Agreement, dated July 14, 2021, between TradeUP Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.1	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Running Lion Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.2	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.3	Contribution Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.4†	License Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.5†	Services Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.6†	Collaboration Agreement, dated October 29, 2021, by and between Estrella Immunopharma, Inc. (as successor to Eureka Therapeutics, Inc.) and Imugene Limited incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.7	Amendment to Executive Offer Letter, by and between Estrella Immunopharma, Inc. and Dr. Cheng Liu incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.8	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Jiandong (Peter) Xu incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.9	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Qian (Vicky) Yang incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.10*	Support Agreement, dated September 30, 2022, by and among TradeUP Acquisition Corp., Estrella Immunopharma, Inc., TradeUP Acquisition Sponsor LLC, Tradeup INC. and the officers and directors of TradeUP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
10.11	Estrella Immunopharma, Inc. 2023 Omnibus Incentive Plan incorporated by reference to Annex C to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.12	Estrella Biopharma, Inc. Option Grant Notice, including 2022 Equity Incentive Plan incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.13	Business Combination Marketing Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC, and R. F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.14	Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.15	Amendment No. 1 to Services Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.16	Amendment No. 1 to License Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)

Exhibit Number	Description of Exhibit
10.17	Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.18	Extension Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.19	Extension Promissory Note, dated February 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023, File No. 001-40608)
10.20	Extension Promissory Note, dated March 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2023, File No. 001-40608)
10.21	Extension Promissory Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 13, 2023, File No. 001-40608)
10.22	Common Stock Purchase Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.23	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.24	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.25	Extension Promissory Note, dated May 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2023, File No. 001-40608)
10.26	Promissory Note, dated June 6, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2023, File No. 001-40608)
10.27	Amendment No. 2 to Services Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.28	Amendment No. 2 to License Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.29	Extension Promissory Note, dated June 16, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2023, File No. 001-40608)
10.30	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.31	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Lianhe World Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.32	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Lianhe World Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.33	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and CoFame Investments, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.34	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)

Exhibit Number	Description of Exhibit
10.35	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Smart Crest International Limited (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.36	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yangbing Xiao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.37	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yuandong Wang (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.38	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yuandong Wang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.39	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yangbing Xiao and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.40	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Smart Crest International Limited and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.41	Unsecured Promissory Note by and between Hongbin Zhang and Estrella Biopharma Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.45	Employment agreement by and between Dr. Cheng Liu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.46	Employment Agreement by and between Peter Xu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.47	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.48	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.49	Private Placement Shares Purchase Agreement, dated July 14, 2021, among the Registrant, TradeUP Acquisition Sponsor LLC and Tradeup INC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 19, 2021)
10.50	Securities Subscription Agreement, between the Registrant and the sponsor dated February 12, 2021 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.51	Securities Subscription Agreement, between the Registrant and Tradeup INC. dated February 12, 2021(incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.52	Form of Share Purchase Agreement between the Registrant and the founders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 11, 2021 File No. 333-253322)
10.53	Letter Agreement, dated July 14, 2021, among the Registrant, TradeUP Acquisition Sponsor LLC, Tradeup INC. and certain security holders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on July 19, 2021 File No. 001-40608)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

Signature	Position	Date

/s/ Cheng Liu	Principal Executive Officer and Chairman	February 14, 2024
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Principal Financial Officer	February 14, 2024
Peter Xu	(Principal Financial Officer and Principal Accounting Officer)