Form 10-Q
period 2024-03-31
Estrella Immunopharma, Inc.
filed 2024-05-15
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40608

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

As of May 13, 2024, there were 36,376,293 shares of the issuer’s Common Stock, par value $0.0001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)
Current Assets
Current assets:
Cash and cash equivalent	$4,727,290	$2,479,146
Prepaid expenses and other receivable	406,110	-
Prepaid expenses, related party	3,500,000	-
Extension note receivable	-	273,066
Total current assets	8,633,400	2,752,212

Other Assets
Deferred transaction costs	-	276,187

Total Assets	$8,633,400	$3,028,399

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - related party	$-	$9,333,146
Other payables and accrued liabilities	89,413	398,781
Accrued liability - related party	4,000	22,000
Franchise tax payables	4,359	4,297
Income tax payables	40,719	-
Total current liabilities	138,491	9,758,224

Non-current liabilities:
Other liability	-	12,725
Total non-current liabilities	-	12,725

Total Liabilities	138,491	9,770,949

Commitments and Contingencies (Note 7)

Preferred Stock*
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized; 0 and 1,203,695 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	-	5,000,000
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized; 0 and 25,277,591 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	-	-

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 36,610,870 and 978,243 shares issued as of March 31, 2024 and June 30, 2023, respectively;
36,535,980 and 978,243 shares outstanding as of March 31, 2024 and June 30, 2023, respectively*	3,661	98
Additional paid-in capital	24,124,543	445,905
Accumulated deficit	(15,549,204)	(12,188,553)
Treasury stock, at cost 74,890 and 0 shares as of March 31, 2024 and June 30, 2023, respectively	(84,091)	-
Total Stockholders’ Equity (Deficit)	8,494,909	(11,742,550)
Total Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)	$8,633,400	$3,028,399

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Operating expenses
Research and development	$25,000	$2,623,399	$583,925	$7,875,427
General and administrative	444,530	117,707	2,776,726	507,463
Total operating expenses	469,530	2,741,106	3,360,651	8,382,890

Loss from Operations	(469,530)	(2,741,106)	(3,360,651)	(8,382,890)

Loss before income taxes	(469,530)	(2,741,106)	(3,360,651)	(8,382,890)

Income taxes provision	-	-	-	-

Net loss	$(469,530)	$(2,741,106)	$(3,360,651)	$(8,382,890)

Net loss applicable to common stock per share, basic and diluted	$(0.01)	$(8.13)	$(0.14)	$(39.95)
Weighted average common stock outstanding, basic and diluted*	35,519,192	337,275	23,963,515	209,811

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares*	Amount	Shares*	Amount	Shares*	Amount	Stock	Capital	Deficit	(Deficit)
Balance, July 1, 2023	5,000,000	$5,000,000	105,000,000	$-	4,063,500	$407	$-	$445,596	$(12,188,553)	$(11,742,550)
Recapitalization	(3,796,305)	-	(79,722,409)	-	(3,085,257)	(309)	-	309	-	-
Balance, July 1, 2023	1,203,695	5,000,000	25,277,591	-	978,243	98	-	445,905	(12,188,553)	(11,742,550)
Issuance of series A preferred stock	2,407,390	9,750,000	-	-	-	-	-	-	-	-
Conversion of series A and series AA preferred stock into common stock	(3,611,085)	(14,750,000)	(25,277,591)	-	28,888,675	2,889	-	14,747,111	-	14,750,000
Vesting of early exercised stock options	-	-	-	-	2,633,082	263	-	12,462	-	12,725
Stock-based compensation	-	-	-	-	-	-	-	1,194,653	-	1,194,653
Issuance of common stock for PIPE investment	-	-	-	-	1,000,000	100	-	9,999,900	-	10,000,000
Issuance of common stock upon completion of business combination	-	-	-	-	1,701,232	170	-	(474,147)	-	(473,977)
Transactions cost	-	-	-	-	-	-	-	(1,801,200)	-	(1,801,200)
Net loss	-	-	-	-	-	-	-	-	(1,870,497)	(1,870,497)
Balance, September 30, 2023	-	$-	-	$-	35,201,232	$3,520	$-	$24,124,684	$(14,059,050)	$10,069,154
Net loss	-	-	-	-	-	-	-	-	(1,020,624)	(1,020,624)
Balance, December 31, 2023	-	$-	-	$-	35,201,232	$3,520	$-	$24,124,684	$(15,079,674)	$9,048,530
Net loss	-	-	-	-	-	-	-	-	(469,530)	(469,530)
Issuance of common stock for PIPE investment	-	-	-	-	1,409,638	141	-	(141)	-	-
Purchase of treasury stock	-	-	-	-	-	-	(84,091)	-	-	(84,091)
Balance, March 31, 2024	-	$-	-	$-	36,610,870	$3,661	$(84,091)	$24,124,543	$(15,549,204)	$8,494,909

Balance, July 1, 2022	1,203,695	$5,000,000	25,277,591	$-	42,370	$4	$-	$34,304	$(1,074,151)	$(1,039,843)
Vesting of early exercised stock options	-	-	-	-	126,388	13	-	512	-	525
Stock-based compensation	-	-	-	-	-	-	-	102,399	-	102,399
Net loss	-	-	-	-	-	-	-	-	(2,885,444)	(2,885,444)
Balance, September 30, 2022	1,203,695	$5,000,000	25,277,591	$-	168,758	$17	$-	$137,215	$(3,959,595)	$(3,822,363)
Vesting of early exercised stock options	-	-	-	-	126,388	13	-	512	-	525
Stock-based compensation	-	-	-	-	-	-	-	102,399	-	102,399
Net loss	-	-	-	-	-	-	-	-	(2,756,340)	(2,756,340)
Balance, December 31, 2022	1,203,695	$5,000,000	25,277,591	$-	295,146	$30	$-	$240,126	$(6,715,935)	$(6,475,779)
Vesting of early exercised stock options	-	-	-	-	126,388	13	-	512	-	525
Stock-based compensation	-	-	-	-	-	-	-	102,399	-	102,399
Net loss	-	-	-	-	-	-	-	-	(2,741,106)	(2,741,106)
Balance, March 31, 2023	1,203,695	$5,000,000	25,277,591	$-	421,534	$43	$-	$343,037	$(9,457,041)	$(9,113,961)

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC AND ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net loss	$(3,360,651)	$(8,382,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,194,653	307,197
Amortization of operating right-of-use asset, related party	-	14,473
Changes in operating assets and liabilities:
Prepaid expenses	(267,343)	(50,000)
Prepaid expenses - related party	(3,500,000)	833,333
Accounts payable - related party	(9,333,146)	5,925,271
Other payables and accrued liabilities	(492,368)	55,813
Operating lease liability - related party	-	1,527
Accrued liability - related party	(18,000)	-
Franchise tax payable	62	2,400
Net cash used in operating activities	(15,776,793)	(1,292,876)

Cash Flows from Investing Activities:
Loan to UPTD as extension note receivable prior to business combination	(112,298)	(136,533)
Cash released from trust account	5,072,945	-
Net cash provided by investing activities	4,960,647	(136,533)

Cash Flows from Financing Activities:
Payments of transactions cost	(1,525,013)	-
Net proceeds from PIPE investment	10,000,000	-
Net proceeds from issuance of Series A Preferred Stock	9,020,000	-
Net proceeds from promissory note	300,000	-
Repayment of promissory note	(300,000)	-
Payment of redemption payable	(5,072,945)	-
Proceeds from business combination	726,339	-
Purchase of treasury stock	(84,091)
Net cash provided by financing activities	13,064,290	-

Net Change in Cash	2,248,144	(1,429,409)

Cash at beginning of period	2,479,146	4,088,333
Cash at end of period	$4,727,290	$2,658,924

Supplemental Cash Flow Information
Cash paid for income tax	$-	$-
Cash paid for interest	$2,663	$-

Supplemental Disclosure of Non-cash Financing Activities
Deferred transaction costs included in other payables and accrued liabilities	$-	$221,187
Recognition of related party operating right-of-use asset and lease liability	$-	$48,988
Conversion of Series A prefer stock into common stock	$5,000,000	$-
Conversion of deferred underwriting commission payable into Series A preferred stock	$730,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC AND ITS SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Business Operation

Description of business

Estrella Immunopharma, Inc., a Delaware corporation, is a clinical-stage biopharmaceutical company developing T-cell therapies with the capacity to cure patients with blood cancers and solid tumors.

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II Starlight-1 Clinical Trial “Starlight-1”. As of March 31, 2024, the Company has initiated activities in preparation of conducting the Starlight-1 clinical trial in the U.S. On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work #001 relating to clinical trial services to be performed by Eureka in connection with the Starlight-1 clinical trial (see Note 9). On May 13, 2024, the Company, Estrella, and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 9).

Merger and reverse recapitalization

As described above and further discussed in Note 3, the Business Combination was consummated on September 29, 2023.

The Business Combination was accounted for as a “reverse recapitalization.” Under this method of accounting, UPTD was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Estrella issuing shares for the net assets of UPTD, accompanied by a recapitalization. The net assets of UPTD are stated at historical costs. No goodwill or other intangible assets are recorded.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had cash of approximately $4.7 million, and accumulated deficit of approximately $15.5 million. For the nine months ended March 31, 2024, loss from operations was approximately $3.4 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

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

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with Starlight-1, the Phase I/II clinical trial of Estrella Biopharma’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella Biopharma from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33,000,000 for achievement of all milestones. As of March 31, 2024, Estrella has prepaid $3,500,000 to Eureka for covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones.

On May 13, 2024, the Company, Estrella, and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024, to clarify that in the event that Estrella exercises its right to terminate or suspend the engagement with Eureka by providing written notice to Eureka in accordance with the SOW, Estrella will only be obligated to compensate Eureka for (i) services provided by Eureka pursuant to the SOW (“Services”) in connection with milestones that were achieved prior to the date and time of such written notice, (ii) reasonable and documented pass-through costs incurred by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services and (iii) amounts payable to third parties pursuant to commitments reasonably entered into by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services, provided that Eureka shall make commercially reasonable efforts to cancel or reduce any such amounts.

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

However, management believes that the Company has sufficient funds on hand and ability to raise funds in the future through the issuance and sale of Equity Line Shares to White Lion in order to meet its working capital requirements and debt obligations, for at least the next 12 months from the filing date of these unaudited condensed consolidated financial statements.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s consolidated financial statements. The results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024 (fiscal year 2024) or for any other interim period or for any future year.

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

Cash and cash equivalent

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking and a saving account and Certificates of Deposits. Cash equivalents consist of funds held at the third-party broker’s account for stock repurchase purpose, and the fund are unrestricted and immediately available for withdrawal and use.

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

As of March 31, 2024 and June 30, 2023, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	March 31,	June 30,
	2024	2023
	(Unaudited)
Series A Preferred Stock*	-	1,203,695
Series AA Preferred Stock*	-	25,277,591
Unvested early-exercised stock option*	-	2,633,082
Public warrant	2,215,000	-
Total	2,215,000	29,114,368

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

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

Mezzanine Equity

Mezzanine equity represents the Series A Preferred Stock and Series AA Preferred Stock (collectively known as “Preferred Stock”) issued by the Company. The shares of Preferred Stock were mandatorily redeemable upon the occurrence of Deemed Liquidation Events outside of the Company’s control. Therefore, the Company classifies the Preferred Stock as mezzanine equity. Refer to Note 11.

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

Upon completion of the business combination, all of UPTD’s public warrants that remained outstanding were replaced by the Company’s public warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of two cash accounts in a financial institution located in the United States. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. FDIC provides standard insurance coverage of $250,000 per insured bank, for each account ownership category. As of March 31, 2024 and June 30, 2023, the Company had not experienced losses on these accounts. As of March 31, 2024 and June 30, 2023, $4,561,368 and $2,479,146 were deposited with financial institutions located in the United States, and $4,300,226 and $2,229,146 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

The Company’s future success depends on the Company and Eureka’s ability to retain key employees, directors, and advisors and to attract, retain and motivate qualified personnel. The Company relies on Eureka to provide certain technical assistance to facilitate the Company’s exploitation of the intellectual property licensed by Eureka, and Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products. Pursuant to the Services Agreement, Eureka currently performs or supports the Company’s important research and development activities. The Statement of Work (see Note 9) may be terminated by mutual agreement at any time. Following the termination of, or the expiration of the term of, the Statement of Work, the Company may not be able to replace the research and development-related services that Eureka provides or enter into appropriate third-party arrangements on terms and conditions, including cost, comparable to those that the Company will receive from Eureka. Additionally, after the Statement of Work terminates, the Company may be unable to sustain the research and development-related services at the same levels or obtain the same benefits as when the Company was receiving such services and benefits from Eureka. If the Company is required to operate these research and development functions separately in the future, or are unable to obtain them from other providers, the Company may not be able to operate the Company’s business effectively and could result in a material adverse effect.

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

There is no tax sharing agreement with Eureka; therefore, no deferred taxes were carried over from Eureka to the Company.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the nine months ended March 31, 2024 and 2023 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees and, facilities related fees. Refer to Note 9 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

Deferred transaction costs

Deferred transaction costs consist primarily of expenses paid to attorneys, consultants, underwriters, and others related to the Merger, which were charged to shareholders’ equity upon the completion of the Merger. The Company completed the Merger on September 29, 2023.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

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

Note 3 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions (collectively, the “Transactions”) were completed, based on the Company’s capitalization as of September 29, 2023:

●	each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the effective time of the Business Combination (“Effective Time”) was no longer outstanding and thereupon were converted into and become one validly issued fully paid and non-assessable share of Common Stock, par value $0.001 per share, of the Company and all such shares constituted the only outstanding shares of capital stock of the Company as of immediately following the Effective Time;

●	The UPTD Units were automatically separated into underlying Common Stock and UPTD Warrants and are no longer be traded on the open market following the Closing;

●	Estrella issued 500,000 shares of Series A Preferred Stock to White Lion for $500,000 and 250,000 shares of Series A Preferred Stock to White Lion as commitment fee pursuant to the Common Stock Purchase Agreement immediately prior to the Effective Time;

●	Estrella issued (i) 1,520,000 shares of Series A Preferred Stock were issued to Lianhe World for $1,520,000, (ii) 1,000,000 shares of Series A Preferred Stock were issued to CoFame for $1,000,000, (iii) 730,000 shares of Series A Preferred Stock were issued to Tiger for $730,000 for deferred commission, (iv) 2,000,000 shares of Series A Preferred Stock were issued to Smart Crest for $2,000,000; (v) 2,000,000 shares of Series A Preferred Stock were issued to Xiao for $2,000,000 and (vi) 2,000,000 shares of Series A Preferred Stock were issued to Wang for $2,000,000, immediately prior to the Effective Time;

●	Estrella issued an unsecured 30-day promissory note to Hongbing Zhang in the principal amount of $0.3 million with an interest rate of 12% per annum;

●	Each share of Series A Preferred Stock and Series AA Preferred Stock that was issued and outstanding immediately prior to the Effective Time was automatically converted into a number of shares of Estrella Common Stock (See Note 12);

●	Each share of Estrella Common Stock was converted into 0.2407 shares of Company Common Stock; and

●	The Company issued 500,000 shares of Common Stock to each of Plentiful Limited and Lianhe World, respectively.

The following table presents the number of the Company’s Common Stock issued and outstanding immediately following the Reverse Recapitalization:

Common Stock
UPTD’s Common Stock outstanding prior to Reverse Recapitalization	2,329,920
Less: redemption of UPTD’s Common Stock	(628,688)
Common Stock issued to PIPE investment	1,000,000
Conversion of Estrella’s Common Stock into UPTD’s Common Stock	32,500,000
Total Common Stock outstanding	35,201,232

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

Note 5 — Extension Note Receivable

Pursuant to Merger Agreement, Estrella agreed to, upon request by UPTD, deposit the agreed reasonable amount to UPTD’s trust account in order to effectuate extension of UPTD’s deadline to consummate a business combination. Pursuant to the Merger Agreement, as of June 30, 2023, a total of $273,066 of six monthly extension payments, each in the principal amount of $45,511, would be deposited into the Trust Account of UPTD, all of which were sourced by loans from Estrella (the “Extension Notes”). The Extension Notes bore no interest and were settled between Estrella and UPTD upon the consummation of the Business Combination on September 29, 2023.

Note 6 — Other payables and accrued liabilities

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)
Accrued professional fees (i)	$89,022	$398,781
Others	391	-
Total other payables and accrued liabilities	$89,413	$398,781

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

Note 7 — Stock redemption payable

Stock redemption payable represents the balance payable to UPTD’s shareholders related to the redemption of public shares of UPTD’s Common Stock before the consummation of the business combination. On October 3, 2023, such balance was paid in full through the Company’s investment held in trust account. (see Note 4).

Note 8 — Commitments and contingencies

Manufacturing Commitment

On June 28, 2022, Eureka and the Company entered into the License Agreement under which Eureka granted to the Company a license under certain intellectual property controlled by Eureka for exploitation by the Company in the Company’s territory under the License Agreement (the “Licensed Territory”). Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products for development and commercialization purposes in the field both in the Licensed Territory and elsewhere. Refer to Note 9.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of the date hereof, no Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement.

Registration Rights

The holders of 312,200 shares of Common Stock that were issued to the initial stockholders of UPTD (the “Founder Shares”) and of 1,107,500 shares of Common Stock issued to certain investors in a private placement in connection with UPTD’s initial public offering (the “Private Shares”) are entitled to registration rights pursuant to a Registration Rights Agreement, dated July 14, 2021, among UPTD, TradeUP Acquisition Sponsor LLC and certain security holders named therein. The Company assumed the obligations of UPTD under such agreement upon consummation of the Business Combination. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company is also obligated to file a registration statement for the (i) Equity Line Shares that we may issue to White Lion pursuant to the Common Stock Purchase Agreement and White Lion RRA, (ii) up to 2,225,000 shares of Common Stock issuable upon exercise of the Warrants and (iii) the shares issued or that will be issued pursuant to the Subscription Agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Collaboration Agreement

On October 29, 2021, Eureka, entered into a Collaboration Agreement with Imugene Ltd, a clinical stage immune-oncology company to evaluate Imugene’s CF33-CD19t, its oncolytic virus onCARlytics technology in combination with Eureka’s CD19 ARTEMIS® T-cell therapy for the treatment of solid tumors.

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

The research plan under the Collaboration Agreement was completed as of August 30, 2023. The Company and Eureka recorded the costs associated with the Collaboration Agreement as research and development expenses in the amount of $0 and $24,186, for the nine months ended March 31, 2024 and 2023, respectively, and $0 for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and June 30, 2023, Estrella had remaining balance of account payable - related party amounted to $0 and $833,333, respectively, related to License Agreement’s upfront payment. As of March 31, 2024, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement. Such amount was accrued by Estrella and outstanding as of June 30, 2023 and payment was made on October 10, 2023 with $0 outstanding as of March 31, 2024.

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

Eureka’s service covered a period of 12 months and the service commenced on June 28, 2022. As of March 31, 2024 and June 30, 2023, Estrella had account payable balance - related party of $0 and $8,333,331 related to Service Agreement with Eureka, respectively.

As of March 31, 2024 and June 30, 2023, Estrella accrued $166,941 and $116,482 for pass-through costs related to clinical trials incurred by Eureka in account payable-related party, respectively.

For the nine months ended March 31, 2024 and 2023, Estrella incurred $54,957 and $125,273 pass-through costs related to clinical trials, respectively.

For the three months ended March 31, 2024 and 2023, Estrella incurred $0 and $9,822 pass-through costs related to clinical trials, respectively.

After the closing of the business combination on September 29, 2023, on October 10, 2023 Estrella remitted $9,334,475 to Eureka.

Statement of Work

On March 4, 2024, the Company, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with Starlight-1, the Phase I/II clinical trial of Estrella Biopharma’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella Biopharma from Eureka. The trial is designed to assess the safety, tolerability, recommended Phase II dose, and preliminary anti-cancer activity of EB103 for the treatment of relapsed or refractory (R/R) B-cell non-Hodgkin lymphoma (NHL) patients.

The SOW is governed by the terms of the Services Agreement, dated June 28, 2022, between Estrella and Eureka (as amended by Amendment No. 1, effective as of October 1, 2022, and Amendment No. 2, effective as of March 1, 2023), and incorporates all the terms of the Services Agreement by reference. Notwithstanding the foregoing, the terms and conditions of the SOW govern in the event of any conflict with the terms and conditions of the Services Agreement.

The scope of work set forth in the SOW includes study start-up, patient dosing and related activities, study close-out, and reporting. Additionally, the SOW sets forth the various services Eureka will provide in connection with the clinical trial, including regulatory document development, site activation, patient enrollment and consent management, data collection, and pharmacovigilance.

Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33,000,000 for achievement of all milestones, excluding additional pass-through costs and expenses incurred by Eureka and payable by Estrella Biopharma as further described below. Such amount assumes 20 patients to be dosed and one clinical site is activated. An additional $500,000 will become payable to Eureka if a second site is activated following mutual agreement of Estrella Biopharma and Eureka. In addition to the milestone payments, Eureka will invoice Estrella Biopharma quarterly for additional pass-through costs and expenses incurred in connection with its services under the SOW. Estrella Biopharma is required to settle invoices within 30 days, with Eureka reserving the right to impose monthly interest charges of 1.5% for undisputed amounts unpaid after 30 days. Estrella Biopharma will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Eureka under the SOW, other than any taxes on Eureka’s income.

The first invoice payable to Eureka issuable upon execution of the SOW is for $3.5 million, covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones. Prior to the commencement of the patient dosing phase, a deposit of $1.5 million is required to be delivered to Eureka to ensure the readiness for patient treatment expenses and will be applied against the final invoice, and any unused portion will be returned to Estrella following collection of all outstanding fees and costs payable to Eureka under the SOW. Additional invoices will be issued in connection with the patient dosing milestone, amounting to $1,375,000 per patient and a total cost $27,500,000 for 20 patients, excluding any pass-through costs and additional expenses. The SOW provides an estimated dosing timeline of 6 patients by the end of 2024 and an additional 14 patients by the end of 2025. Lastly, a $2,000,000 milestone fee will become due in connection with the study close-out phase, estimated to be completed by the end of 2025. Services provided in connection with this milestone include finalizing patient data, trial data cleaning, statistical analysis, and preparing and submitting the final study report.

As of March 31, 2024, Estrella has prepaid $3,500,000 to Eureka for covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones. No milestone from the SOW has been achieved as of March 31, 2024.

On May 13, 2024, the Company, Estrella, and Eureka entered into Amendment No. 1 to the SOW, effective as of March 4, 2024, to clarify that in the event that Estrella exercises its right to terminate or suspend the engagement with Eureka by providing written notice to Eureka in accordance with the SOW, Estrella will only be obligated to compensate Eureka for (i) services provided by Eureka pursuant to the SOW (“Services”) in connection with milestones that were achieved prior to the date and time of such written notice, (ii) reasonable and documented pass-through costs incurred by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services and (iii) amounts payable to third parties pursuant to commitments reasonably entered into by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services, provided that Eureka shall make commercially reasonable efforts to cancel or reduce any such amounts.

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (refer to Note 11). As of March 31, 2024 and June 30, 2023, Eureka collectively owned 65.1% and 92.1% of Estrella on a fully diluted basis, respectively.

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

For the nine months ended March 31, 2024 and 2023, the Company incurred $14,000 and $16,000 rent expense from Eureka, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred $6,000 rent expense from Eureka, respectively. Refer to Note 14.

As of March 31, 2024 and June 30, 2023, the outstanding balance of lease payments of $4,000 and $22,000 was recorded as accrued liability - related party on the Company’s condensed consolidated balance sheets, respectively.

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

Conversion Rights

Each share of Preferred Stock shall be convertible, at the option of the holder at any time and from time to time, and without the payment of additional consideration by the holder into such number of fully paid and non – assessable shares of Common Stock as is determined by dividing the Original Issue Price by the Conversion Price in effect at the time of conversion. The Series A Conversion Price applicable to the Series A Preferred Stock shall initially be equal to $1.00. The Series AA Conversion Price applicable to the Series AA Preferred Stock shall initially be equal to $1.00. The Series A Conversion Price and the Series AA Conversion Price are referred to as “Conversion Price.” The initial Conversion Prices and the rate at which shares of applicable Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment in connection with certain dilutive issuances, share split, combinations, dividends, distributions, recapitalizations, mergers, consolidations, reclassifications, exchanges, and substitutions.

Pursuant to the Estrella’s amended and restated certificate of incorporation, holders of the Estrella’s Preferred Stock have the following methods of conversion: Automatic conversion upon either (a) the closing of the sale of shares of Common Stock to the public at a price of at least $1.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock splits, combination or other similar recapitalization with respect to the Common Stock), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50,000,000 of gross proceeds to Estrella and in connection with such offering the Common Stock is listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the board of directors or (b) the date and time, or the occurrence of an event, specified by vote or written consent of (i) the holders of at least a majority of the outstanding shares of Series A Preferred Stock and (ii) the holders of at least a majority of the outstanding shares of Series AA Preferred Stock, voting separately, then (x) all outstanding shares of Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate (y) such shares may not be reissued by Estrella.

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

Note 12 — Stockholders’ Equity (Deficit)

Before reverse recapitalization

Given the consideration of retroactive adjustments, upon incorporation on March 20, 2022, the Company’s authorized shares were 145,000,000 shares of Common Stock with a par value of $0.0001 per share.

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

On January 22, 2024, the Company completed the issuance of an additional 704,819 shares of Common Stock to each of the two PIPE Investors. The shares were issued as part of the consideration that each PIPE Investor was entitled to receive thirty days following the date of the closing of the Business Combination.

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

Stock Repurchase Program

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1 million of its common stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors. As of March 31, 2024, $915,909 remained available for repurchases.

For the nine months ended March 31, 2024, the Company repurchased 74,890 shares of its Common stock in open market transactions for $84,091 at a weighted average price per share of $1.12. The Company did not repurchase any shares of its Common stock during the same period in 2023. As of March 31, 2024, $915,909 remained available for stock repurchasing.

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

The stock-based compensation expense recorded in the Company’s results of operations for the nine months ended March 31, 2024 and 2023 were $1,194,653 and $307,197, respectively. The stock-based compensation expense recorded in the Company’s results of operations for the three months ended March 31, 2024 and 2023 were $0 and $102,399, respectively.

The breakdown of stock-based compensation by categories for the three and nine months ended March 31, 2024 and 2023 are summarized below:

	For the three months Ended March 31, 2024	For the three months Ended March 31, 2023
Research and development	$-	$38,912
General and administrative	-	63,487
Total stock based compensation	$-	$102,399

	For the Nine months Ended March 31, 2024	For the Nine months Ended March 31, 2023
Research and development	$453,968	$116,735
General and administrative	740,685	190,462
Total stock based compensation	$1,194,653	$307,197

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

For the nine months ended March 31, 2024, no additional stock options were granted.

On May 27, 2022, all employees, the board of directors, and other consultants elected to exercise the stock options granted by the Company early. The total proceeds received by the Company amounted to $15,000 and was recorded as other liability due to the terms of the early exercised shares, which are subject to repurchase until such shares are vested and are required to be returned to the Company if the vesting conditions are not satisfied. Such other liability account should be cleared at the time the exercised shares are vested or repurchased. As of March 31, 2024 and June 30, 2023, the unamortized balance of the above mentioned other liability amounted to $0 and $12,725, respectively, based on the vesting period.

A summary of early-exercised stock option’s vesting activity for the year ended June 30, 2023, and for the nine months ended March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
Balance of unvested early-exercised stock option at June 30, 2022	14,825,000	$0.11
Vested early-exercised stock option	(3,887,500)	$0.11
Balance of unvested early-exercised stock option at June 30, 2023	10,937,500	$0.11
Vested early-exercised stock option	(10,937,500)	$0.11
Balance of unvested early-exercised stock option at March 31, 2024	-	$-

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

Rent expense for the three months ended March 31, 2024 and 2023 was $6,000. Rent expense for the nine months ended March 31, 2024 and 2023 was $14,000 and $16,000, respectively.

Note 15 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 14, 2024, when the unaudited financial statements were issued. Except as described below, there were no material subsequent events that required recognition or disclosure in the financial statements.

Clinical Trial Agreement

On April 9, 2024, the Company entered into an Accelerated Clinical Trial Agreement with the Regents of the University of California for conducting Starlight-1, a multicenter clinical trial sponsored by the Company.

Stock Repurchase

From April 1, 2024 to May 13, 2024, the Company repurchased 159,687 shares of its Common Stock in open market transactions for $182,867.79 at a weighted average price per share of $1.15.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, for purposes of this section, the terms “Company,” “we,” “us,” “our,” refer to Immunopharma, Inc. collectively with its subsidiary Estrella Biopharma, Inc., while the term “Estrella” refers to Estrella Biopharma, Inc. prior to closing of the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our audited financial statements as exhibit 99.1 on Form 8-K filed with the SEC on October 5, 2023 and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Company’s Registration Statement on Form S-1, filed with the SEC on October 11, 2023 and amended on November 13, 2023 and December 18, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

The Company is a clinical-stage biopharmaceutical company developing T-cell therapies with the capacity to address treatment challenges for patients with blood cancers and solid tumors. We believe T-cell therapy continues to represent a revolutionary step towards providing a potential solution for many forms of cancer, including cancers poorly addressed by current approaches.

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

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II Starlight-1 Clinical Trial, which Estrella expects to commence in the first half of 2024.

To date, we have funded our operations primarily from the June 28, 2022 issuance of $5.0 million of our Series A Preferred Stock, and net proceeds of approximately $20.1 million raised from completion of the Business Combination on September 29, 2023. We have a limited operating history. Since our inception, our operations have focused on preparing for the Business Combination, regulatory filings (including the INDs), planning preclinical and clinical studies, and building our management team. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

As of March 31, 2024 we had an accumulated deficit of approximately $15.5 million. We have remitted payment of approximately $11.2 million to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the Services Agreement on October 10, 2023. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

The results of operations for the three and nine months ended March 31, 2024 represented Estrella’s results of operations to be comparable with the same period in 2023.

There are two major expenses incurred for the past and current operation:

Comparison of Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing and clinical trial preparation, which were mainly performed by Eureka. For the three months ended March 31, 2024 and 2023, we incurred approximately $25,000 and $2.6 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The decrease in research and development expenses was mainly due to Estrella incurring lower service fees with Eureka due to a lower volume of service rendered under the Services Agreement during the three months ended March 31, 2024 compared to the same period in 2023.

Our breakdown of research and development expenses by categories for the three months ended March 31, 2024 and 2023 are summarized below:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Consulting and laboratory related fee	$25,000	$2,584,487
Stock based compensation	-	38,912
Total research and development	$25,000	$2,623,399

General and administrative expense

For the three months ended March 31, 2024 and 2023, we incurred approximately $0.4 million and $0.1 million of general and administrative expenses, respectively. The increase in general and administrative expenses for the three months ended March 31, 2024, was mainly due to an increase in executive salary, legal and audit fees.

Net Loss

We incurred a net loss of approximately $0.5 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Comparison of Nine Months Ended March 31, 2024 and 2023

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing and clinical trial preparation, which were mainly performed by Eureka. For the nine months ended March 31, 2024 and 2023, we incurred approximately $0.6 million and $7.9 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The decrease in research and development expenses was mainly due to Estrella incurring lower service fees with Eureka due to a lower volume of service rendered under the Services Agreement for the nine months ended March 31, 2024 compared to the same period in 2023. As of March 31, 2024, no expenses were recognized under the SOW since no milestone has yet been reached.

Our breakdown of research and development expenses by categories for the nine months ended March 31, 2024 and 2023 are summarized below:

	For the Nine Months Ended March 31, 2024	For the Nine Months Ended March 31, 2023
Consulting and laboratory related fee	$129,957	$7,758,691
Stock based compensation	453,968	116,736
Total research and development	$583,925	$7,875,427

General and administrative expense

For the nine months ended March 31, 2024 and 2023, we incurred approximately $2.8 million and $0.5 million of general and administrative expenses, respectively. The increase in general and administrative expenses for the nine months ended March 31, 2024, was mainly due to an increase in professional fee, and recognition of the acceleration of the stock-based compensation upon consummation of the Business Combination. The increase was also attributable to approximately $0.5 million of bonus granted to our executive officers in recognition of their service.

Net Loss

We incurred a net loss of approximately $3.4 million and $8.4 million for the nine months ended March 31, 2024 and 2023, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of approximately $4.7 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

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

On October 10, 2023, we remitted approximately $9.3 million to Eureka upon consummation of the Business Combination. We expect to devote the remaining net proceeds from the Business Combination to the preclinical and clinical development of our product candidates and our public company compliance costs. Based on our current operating plan, we expect that the net proceeds from the Business Combination and our ability to raise funds in the future through the issuance and sale of Equity Line Shares to White Lion will allow us to fund our operating expenses and capital requirements through one year from the issuance of these unaudited condensed consolidated financial statements. However, this estimate is subject to various uncertainties and risks, some of which are beyond our control. We may use our available capital resources sooner than we currently anticipate, and we may need to seek additional funds sooner than planned. Our estimate as to how long we expect such proceeds to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in fewer cash and cash equivalents available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

On March 4, 2024, the Company and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with Starlight-1, the Phase I/II clinical trial of Estrella Biopharma’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella Biopharma from Eureka. Pursuant to the SOW, Estrella agreed to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33,000,000 for achievement of all milestones. As of March 31, 2024, the Company prepaid $3,500,000 to Eureka for covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones.

On May 13, 2024, the Company, Estrella, and Eureka entered into Amendment No. 1 to the SOW, effective as of March 4, 2024, to clarify that in the event that Estrella exercises its right to terminate or suspend the engagement with Eureka by providing written notice to Eureka in accordance with the SOW, Estrella will only be obligated to compensate Eureka for (i) services provided by Eureka pursuant to the SOW (“Services”) in connection with milestones that were achieved prior to the date and time of such written notice, (ii) reasonable and documented pass-through costs incurred by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services and (iii) amounts payable to third parties pursuant to commitments reasonably entered into by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services, provided that Eureka shall make commercially reasonable efforts to cancel or reduce any such amounts.

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

In addition, there is no assurance that the Warrant holders will exercise their Warrants because they are currently out of the money. As of May 13, 2024, the closing price of our Common Stock was $1.07 per share, which is significantly lower than the exercise price of the Warrants of $11.50 per share. Therefore, it is unlikely that the warrant holders will exercise their warrants unless the market price of our Common Stock increases substantially above the exercise price. The cash proceeds associated with the exercise of the Warrants are dependent on the stock price and the number of Warrants being exercised. We cannot predict when or if any Warrants will be exercised, and it is possible that none or only a small number of Warrants will ever be exercised. Therefore, we may not be able to rely on the warrant exercise as a source of liquidity or capital resources.

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

Cash Flows

Operating activities

Net cash used in operating activities was approximately $15.8 million for the nine months ended March 31, 2024, and was primarily attributable to (a) a net loss of approximately $3.4 million, approximately $9.3 million decrease in accounts payable, related party, as we remitted approximately $9.4 million payment to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the Services Agreement on October 10, 2023, (b) approximately $0.3 million increase in prepaid expense as we prepaid various service providers and insurance which we expect to be amortized within the next 12 months, (c) approximately $3.5 million increase in prepaid expense, related party as the Company made prepayment to Eureka related to the SOW for covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and FPFV milestones, and (d) approximately $0.5 million decrease in other payables and accrued liabilities as we paid off accrued professional fee over the previous period, offset by approximately $1.2 million increase in non-cash items such as stock-based compensation as we incurred amortization for the nine months ended March 31, 2024 related to the stock options granted to our employees, board of directors, and other consultants under the Incentive Plan.

Net cash used in operating activities was approximately $1.3 million for the nine months ended March 31, 2023, and was primarily attributable to a net loss of approximately $8.4 million, offset by (a) approximately $5.9 million increase in account payable related party which related to service fee incurred from the Services Agreement, (b) approximately $0.3 million increase in non-cash item such as stock-based compensation as we incurred amortization for the nine months ended March 31, 2023 related to the stock options granted to our employees, board of directors, and other consultants under the Incentive Plan, (c) approximately $0.8 million decrease in prepaid expenses – related party as we utilized prior prepaid service fees from the Services Agreement in the current period, (d) a $50,000 increase in prepaid expense as the Company prepaid an unrelated individual for research and development expense which commenced in April 2023 and (e) an approximately $56,000 increase in other payables and accrued liabilities as we accrued various legal, consulting, and research and development expenses related to the Business Combination.

Investing activities

Net cash provided by investing activities was approximately $5.0 million for the nine months ended March 31, 2024, and was primarily attributable to approximately $5.1 million cash released from trust account as a result of the consummation of the Business Combination, offset by approximately $0.1 million loan to UPTD as Monthly Extension Payment before merger.

Net cash used in investing activities was approximately $137,000 for the nine months ended March 31, 2023, and was primarily attributable to loan to UPTD as Monthly Extension Payment.

Financing activities

Net cash provided by financing activities was approximately $13.1 million for the nine months ended March 31, 2024, and was primarily attributable to approximately $20.0 million net proceed received from the consummation of the Business Combination, which included approximately $9.0 million in gross proceeds raised through sales of Estrella Series A Preferred Stock immediately prior to the effective time of the Merger, approximately $0.3 million raised through issuance of an unsecured promissory note by Estrella to a third party investor, approximately $0.7 million proceeds raise from the reverse recapitalization, and $10.0 million net proceeds from the PIPE Investment that closed concurrently with the consummation of the Business Combination, offset by approximately $1.5 million payments of transaction cost related to the Merger, approximately $5.1 million payment to UPTD’s stockholder for stock redemption before the Business Combination, approximately $0.3 million repayment of promissory note, and approximately $0.1 million payment in stock repurchase.

Off-Balance Sheet Arrangements

As of March 31, 2024 and June 30, 2023, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

As of March 31, 2024, we have fully paid the license fee to Eureka.

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

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10,000,000 in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of March 31, 2024, we had remitted to Eureka twelve installments of $10,000,000 and $117,920 of pass-through costs for services provided pursuant to the Services Agreement.

Statement of Work

Pursuant to the SOW, Estrella agreed to pay Eureka total fees of $33,000,000 in connection with the Phase I/II clinical trial of Estrella Biopharma’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella Biopharma from Eureka. As of March 31, 2024, we have prepaid $3,500,000 to Eureka for covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of the date hereof, no Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement.

Registration Rights

The holders of 312,200 shares of common stock that were issued to the initial stockholders of UPTD (the “Founder Shares”) and of 1,107,500 shares of Common Stock issued to certain investors in a private placement in connection with UPTD’s initial public offering (the “Private Shares”) are entitled to registration rights pursuant to a registration rights agreement, dated July 14, 2021, among UPTD, TradeUP Acquisition Sponsor LLC and certain security holders named therein. The Company assumed the obligations of UPTD under such agreement upon consummation of the Business Combination. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. We are also obligated to file a registration statement for the (i) Equity Line Shares that we may issue to White Lion pursuant to the Common Stock Purchase Agreement and White Lion RRA, (ii) up to 2,225,000 shares of Common Stock issuable upon exercise of the Warrants and (iii) the shares issued or that will be issued pursuant to the Subscription Agreements. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company filed a registration statement on Form S-1 with the SEC on October 10, 2023 and subsequently filed Amendment No. 1 and Amendment No. 2 thereto on November 13, 2023 and December 18, 2023, respectively, with respect to the Founder Shares, Private Shares, Equity Line Shares, the shares of Common Stock issuable upon exercise of the Warrants and certain shares issuable under the Subscription Agreements. The registration statement was declared effective by the SEC on December 28, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2024 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

Material Weaknesses

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal control over financial reporting to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of fiscal year 2024, and the Company is planning to remediate the material weaknesses described above by the end of fiscal year 2024. As a result, there has been no change in the Company’s internal control over financial reporting during the third quarter of fiscal year 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to repurchases of our Common Stock during each month of the quarter ended March 31, 2024.

Issuer Purchases of Common Stock(i)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	0	$0	0	$1,000,000
February 1, 2024 – February 29, 2024	0	$0	0	$1,000,000
March 1, 2024 – March 31, 2024	74,890	$1.12	74,890	$915,909
Total	74,890	$1.12	74,890	$915,909

(i)	All shares of Common Stock repurchased during the quarter ended March 31, 2024 were made in open-market transactions pursuant to the authorization of the Company’s board of directors to repurchase up to $1,000,000 of the Company’s common stock as publicly announced in the Company’s press release issued on January 30, 2024 and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on the same date. The authorization does not have an expiration date. While the Company anticipates as of the date hereof that it will continue to repurchase shares of Common Stock pursuant to the authorization, the Company is not obligated to repurchase any particular amount of Common Stock pursuant to the authorization and the timing, method and amount of any repurchases made pursuant to the authorization in the future may depend on market conditions and other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of September 30, 2022, by and among TradeUP Acquisition Corp., Tradeup Merger Sub Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
3.1	Amended and Restated Certificate of Incorporation of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)
3.2	Amended and Restated Bylaws of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.3	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.4 below)
4.4	Warrant Agreement, dated July 14, 2021, between TradeUP Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.1	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Running Lion Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.2	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.3	Contribution Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.4†	License Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.5†	Services Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.6†	Collaboration Agreement, dated October 29, 2021, by and between Estrella Immunopharma, Inc. (as successor to Eureka Therapeutics, Inc.) and Imugene Limited incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.7	Amendment to Executive Offer Letter, by and between Estrella Immunopharma, Inc. and Dr. Cheng Liu incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.8	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Jiandong (Peter) Xu incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.9	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Qian (Vicky) Yang incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.10*	Support Agreement, dated September 30, 2022, by and among TradeUP Acquisition Corp., Estrella Immunopharma, Inc., TradeUP Acquisition Sponsor LLC, Tradeup INC. and the officers and directors of TradeUP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
10.11	Estrella Immunopharma, Inc. 2023 Omnibus Incentive Plan incorporated by reference to Annex C to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.12	Estrella Biopharma, Inc. Option Grant Notice, including 2022 Equity Incentive Plan incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.13	Business Combination Marketing Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC, and R. F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.14	Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.15	Amendment No. 1 to Services Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.16	Amendment No. 1 to License Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)

Exhibit Number	Description of Exhibit
10.17	Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.18	Extension Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.19	Extension Promissory Note, dated February 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023, File No. 001-40608)
10.20	Extension Promissory Note, dated March 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2023, File No. 001-40608)
10.21	Extension Promissory Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 13, 2023, File No. 001-40608)
10.22	Common Stock Purchase Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.23	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.24	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.25	Extension Promissory Note, dated May 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2023, File No. 001-40608)
10.26	Promissory Note, dated June 6, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2023, File No. 001-40608)
10.27	Amendment No. 2 to Services Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.28	Amendment No. 2 to License Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 2333-267918)
10.29	Extension Promissory Note, dated June 16, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2023, File No. 001-40608)
10.30	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.31	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Lianhe World Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.32	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Lianhe World Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.33	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and CoFame Investments, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.34	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)

Exhibit Number	Description of Exhibit
10.35	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Smart Crest International Limited (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.36	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yangbing Xiao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.37	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yuandong Wang (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.38	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yuandong Wang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.39	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yangbing Xiao and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.40	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Smart Crest International Limited and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.41	Unsecured Promissory Note by and between Hongbin Zhang and Estrella Biopharma Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.45	Employment agreement by and between Dr. Cheng Liu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.46	Employment Agreement by and between Peter Xu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.47	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.48	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.49	Private Placement Shares Purchase Agreement, dated July 14, 2021, among the Registrant, TradeUP Acquisition Sponsor LLC and Tradeup INC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 19, 2021)
10.50	Securities Subscription Agreement, between the Registrant and the sponsor dated February 12, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.51	Securities Subscription Agreement, between the Registrant and Tradeup INC. dated February 12, 2021 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.52	Form of Share Purchase Agreement between the Registrant and the founders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 11, 2021 File No. 333-253322)
10.53	Letter Agreement, dated July 14, 2021, among the Registrant, TradeUP Acquisition Sponsor LLC, Tradeup INC. and certain security holders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on July 19, 2021 File No. 001-40608)
10.54	Statement of Work No. 001, dated and effective as of March 4, 2024, between Estrella Biopharma, Inc., Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. (incorporated by reference to exhibit 10.1 to the Current Report on 8-K filed with the SEC on March 7, 2024 File No. 001-40608)
10.55

Amendment No. 1 to Statement of Work No. 001, dated May 13, 2024 and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. (incorporated by reference to exhibit 10.1 to the Current Report on 8-K filed with the SEC on May 13, 2024 File No. 001-40608)

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

Signature	Position	Date

/s/ Cheng Liu	Principal Executive Officer and Chairman	May 14, 2024
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Principal Financial Officer	May 14, 2024
Peter Xu	(Principal Financial Officer and Principal Accounting Officer)