Form 10-K/A
period 2024-06-30
Estrella Immunopharma, Inc.
filed 2024-10-28
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 001-40608

ESTRELLA IMMUNOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1314502
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5858 Horton Street, Suite 370 Emeryville, California	94608
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 858-224-1000

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.01 per share of the Registrant’s ordinary shares on the Nasdaq Stock Market LLC on July 1, 2024, was $40,271,957.

The number of outstanding shares of the registrant’s common stock outstanding as of September 20, 2024, was 36,190,896.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Macias Gini & O’Connell LLP	Walnut Creek, CA	324

EXPLANATORY NOTE

Estrella Immunopharma, Inc. (“Estrella,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Fiscal 2024”), as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2024 (the “Original Form 10-K”).

The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and restated in its entirety to include the currently dated certifications of the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, this Amendment does not include the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure contained therein to reflect any events that occurred subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing date of the Original Form 10-K.

Estrella Immunopharma, Inc.

Annual Report on Form 10-K

For the Year Ended June 30, 2024

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

Our Board of Directors (“Board”) is comprised of six directors. In addition to the information set forth below regarding our directors and the skills that led our Board to conclude that these individuals should serve as directors, we also believe that all of our directors have a reputation for integrity, honesty and adherence to the highest ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and to their Board duties.

The following persons currently serve as Estrella’s executive officers and directors. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position(s) Held
Executive Officers
Dr. Cheng Liu	56	Chief Executive Officer, President and Director
Peter Xu	52	Chief Financial Officer
Non-Employee Directors
Hong Zhang	54	Director and Chairperson of the Board
Dr. Marsha Roberts	53	Director
Fan Wu	49	Director
Janelle Wu	49	Director
Pei Xu	40	Director

Executive Officers

Cheng Liu, PhD, Chief Executive Officer and President

Dr. Liu serves as Estrella’s CEO and President. He is the Founder, President, and CEO of Eureka. Prior to founding Eureka, Dr. Liu was a Principal Scientist in antibody drug discovery at Chiron (now Novartis).

With over 20 years of experience in the field, he holds more than 500 patents and published patent applications of which over 100 patents have issued worldwide and has authored numerous peer-reviewed papers on cancer immunotherapy. He is the inventor of multiple first-in-class, clinical-stage cancer drugs against various tumor targets, including drugs targeting CSF1 for the treatment of bone metastasis, BCMA for multiple myeloma, and AFP and GPC3 for liver cancer. In 2007, he was awarded Special U.S. Congressional Recognition for his contributions to improving human health.

He is the editor of the book “Biosimilars of Monoclonal Antibodies: A Practical Guide to Manufacturing, Preclinical, and Clinical Development.” Dr. Liu received his B.S. in Cell Biology and Genetics from Peking University and a Ph.D. in Molecular Cell Biology from the University of California, Berkeley.

Dr. Liu is qualified to serve on Estrella Board because of his experience in the biopharmaceutical industry and his scientific background.

Peter Xu, Chief Financial Officer

Mr. Xu serves as Estrella’s Chief Financial Officer of Estrella. Mr. Xu has 15 years of investment and management experience in capital markets, energy markets, and the food & beverage industry.

Mr. Xu is the founder and CEO of TLC Gourmet Food International LLC, a role he has held since 2021. He is also the co-founder and CEO of Lake Crystal Energy LLC, which was formed in 2020. In 2017, Mr. Xu founded LI North Shore Invest LLC, where he invests and manages a portfolio of small businesses. Prior to 2017, he held various investment and management positions at Millennium Partners, Barclays Capital, and Lehman Brothers. Mr. Xu earned a MS degree in Computer Science from Northeastern University in Boston.

Board of Directors

Together with Dr. Liu, the following individuals comprise Estrella’s board of directors:

Hong Zhang, Director and Chairperson of the Board

Ms. Zhang was appointed as a director and chairperson by the Board. She is a highly accomplished executive with over 25 years of experience in financial and corporate strategy. Most recently, she served as Vice President at Incinta Medical Group Ltd., where she played a key role in establishing the company’s strong financial position and growth. Before that, Ms. Zhang simultaneously served as the Chairperson at Beijing Ocean Co-stone Capital Investment Management Company, and as Managing Director at Shenzhen Co-stone Venture Investment Management Company and oversaw fund management, risk control and investment. Earlier in her career, she held the position of Vice President at UOB Investment (China) Ltd., a private equity company. Ms. Zhang began her career in the legal division of Shandong High-Tech Investment Corporation Co. Ltd., a venture capital firm, working as a management counsel.

Ms. Zhang is qualified to serve on Estrella Board because of her extensive leadership, management and investment experiences.

Dr. Marsha Roberts, Director

Dr. Marsha Roberts is Chief of Staff/Associate Physician-In-Chief of Hospital Operations at Kaiser Walnut Creek Medical Center. She also serves as Vice President of the Board of Directors for the CAL Alumni Association (CAA) at the University of California, Berkeley. Dr. Roberts previously served on the Board of Directors for The Permanente Medical Group (TPMG) from 2021 to 2024. She also served as Chief of Radiology for the Diablo Service Area at Kaiser Permanente for 9 years. Dr. Roberts has over 20 years’ experience practicing medicine as a Board-certified Radiologist. Prior to working at Kaiser Permanente, Dr. Roberts was a partner at Bay Imaging Consultants, where she practiced Interventional and Diagnostic Radiology primarily at John Muir Medical Centers. Dr. Roberts earned her B.A. in Molecular Biology from the University of California, Berkeley. She went on to earn her medical degree from Yale University School of Medicine. Dr. Roberts completed her residency training in Diagnostic Radiology at the University of California, San Diego, where she was Chief Resident. She also completed a Fellowship in Interventional Radiology at the University of California, San Diego.

Dr. Roberts is qualified to serve on Estrella Board because of her extensive board leadership, management and medical experience.

Fan Wu, Director

Mr. Wu became a member of Estrella Board upon the Closing. Since 2021, Mr. Wu has served as the Chief Technology Officer of Column6, an advertising technology platform with a comprehensive set of inventory and monetization tools for connected television advertising. Prior to joining Column6, Mr. Wu served as the director of engineering at Acxiom from 2015 to 2021, where he most recently oversaw Real Identity, Acxiom’s flagship first party identity solution and winner of the 2020 MarTech Breakthrough Award. Mr. Wu holds a BS in Biochemistry from Nankai University and an MS in Computer Science from Northeastern University.

Mr. Wu is qualified to serve on Estrella Board because of his experiences in executive management, and technology.

Janelle Wu, Director

Ms. Wu became a member of Estrella Board upon the Closing. Since July 2022, Ms. Wu has served as the Chief Metaverse Officer of MetaWorld Entertainment, a “web3” company that provides content and user experience solutions. From 2017 to 2018, Ms. Wu was an advisor for U Space, a computer vision and machine learning startup. Ms. Wu served as the CEO and Co-Founder of FeiQuanQiu.com, an online international air-ticketing provider from 2014 to 2017, as CEO and Founder of Xlands.com, a virtual life social gaming platform from 2007 to 2012, and as Senior Vice President and Technical Director of Netease (NASDAQ: NTES) from 2000 to 2007. Ms. Wu received her degree in Computer Science & Applied Mathematics from The State University of New York at Albany.

Ms. Wu is qualified to serve on Estrella Board because of her early-stage company experience and technological background.

Pei Xu, Director

Ms. Xu became a member of Estrella Board upon the Closing. Ms. Xu is the CFO of Zhongchao Inc. (Nasdaq: ZCMD), a provider of healthcare information, education, and training services to healthcare professionals and the public in China. Ms. Xu has also served as the CFO of Zhongchao Medical Technology (Shanghai) Co., Ltd. (“Zhongchao Shanghai”), Zhongchao Inc.’s Chinese affiliate, since January 2016. From September 2013 to January 2016, Ms. Xu served as the financial director of Zhongchao Shanghai. From September 2008 to August 2013, Ms. Xu worked for Otsuka (China) Investment Co., Ltd. as a financial director. Ms. Xu holds a bachelor degree in finance from Jiangxi University of Finance and Economics.

Ms. Xu is qualified to serve on Estrella Board because of her experience in financial management.

Scientific Advisory Board

Our scientific advisory board is comprised of passionate individuals with experience as physicians, and backgrounds in deep research and development, and regulatory knowledge in the fields of oncology, pharmacology, molecular biology, and T-cell cancer immunotherapy.

Our scientific advisory board advises us with respect to our technology strategy and to advise us on the research, development, and analysis of our technology. Each member of the scientific advisory board is a party to a Scientific Advisory Board Agreement (the “SAB Agreement”). The SAB Agreement outlines the scientific advisory board members’ agreements to devote such member’s reasonable best efforts to provide services to us, including attending scientific advisory board meetings, performing customary duties as a member, like meeting with our employees and consultants, reviewing goals set by management, advising on achieving such goals, providing advice with respect to our research and product development activities, and providing consulting services to us upon our request. We compensate each member of the scientific advisory board $20,000 per year for his or her services under the SAB Agreement. The SAB Agreement contains, among other covenants, customary non-disclosure, non-solicitation, confidentiality, and intellectual property protections. The SAB Agreement’s term is three years and may be terminated at any time upon 30 days’ written notice.

Together with Dr. Liu, the following individuals comprise our scientific advisory board:

Stephan Grupp, MD, PhD

Dr. Grupp is the Director of Cancer Immunotherapy Program and Medical Director of the Cell and Gene Therapy Laboratory at Children’s Hospital of Philadelphia (CHOP), and the Yetta Dietch Novotny Endowed Chair of Pediatric Oncology at CHOP and the Novotny Professor of Pediatrics the University of Pennsylvania. He is also the Section Chief of the Cellular Therapy and Transplant Section at CHOP.

Dr. Grupp completed pediatric residency at the Boston Children’s Hospital, followed by a fellowship in Pediatric Hematology/Oncology at the Dana Farber Cancer Institute and postdoctoral work in immunology at Harvard University. Dr. Grubb then served on the faculty at Harvard University until 1996, when he left to work at CHOP. His primary area of clinical research is the use of engineered cell therapies in high risk pediatric cancers. His primary area of clinical research is the use of CAR T and other engineered cell therapies in pediatric cancers and other life-threatening disorders such as sickle cell disease.

Dr. Grupp is a reviewer for several journals and the author of over 200 peer- reviewed journal articles, as well as numerous abstracts and book chapters. Dr. Grupp received his M.D. and Ph.D. in Immunology from the University of Cincinnati College of Medicine. He was elected to the National Academy of Medicine in 2019.

W. Michael Kavanaugh, MD

Dr. Kavanaugh is the former Chief Scientific Officer and Head of Research and Non-Clinical Development of CytomX Therapeutics. He is a licensed physician, board-certified in internal medicine and cardiovascular disease and serves as Associate Clinical Professor of Medicine at the University of California, San Francisco and on the scientific advisory boards of several companies, including CytomX Therapeutics, Mantra Bio, Eureka, and Nitrase Therapeutics.

Prior to CytomX, Dr. Kavanaugh was Senior Vice President and Chief Scientific Officer of Five Prime Therapeutics. Before Five Prime, Dr. Kavanaugh served as the Vice President of Novartis Vaccines & Diagnostics, Inc. and Executive Director of Oncology Biologics in the Novartis Institutes of Biomedical Research. He joined Novartis as part of the company’s acquisition of the Chiron Corporation in 2006, where he held positions as Vice President and Head of Antibody and Protein Therapeutics Research.

Dr. Kavanaugh received his MD from Vanderbilt University and his bachelor’s degree in molecular biochemistry and biophysics from Yale University. He completed training in internal medicine, cardiovascular disease and molecular and cellular biology at the University of California, San Francisco and the Cardiovascular Research Institute in San Francisco.

David Scheinberg, MD, PhD

Dr. Scheinberg is currently Vincent Astor Chair and Chair of the Molecular Pharmacology and Chemistry Program at Sloan-Kettering Institute and Chair of the Experimental Therapeutics Center at Memorial Sloan Kettering Cancer Center.

He is also Professor of Medicine and Pharmacology and Co-chair of the Pharmacology graduate program at the Weill-Cornell University Medical College and Professor in the Gerstner-Sloan Kettering Graduate School. As a physician-scientist, Dr. Scheinberg specializes in the care of patients with leukemia. He investigates new therapeutic approaches to cancer, both in the hospital and in the laboratory.

The focus of his research is the discovery and development of novel, specific immunotherapeutic agents. Eight different therapeutic agents developed by Dr. Scheinberg’s laboratory have reached human clinical trials, which include the first humanized antibodies to treat acute leukemia, the first targeted alpha particle therapies and alpha generators, the first tumor specific fusion oncogene product vaccines, and antibodies to intracellular proteins.

Dr. Scheinberg has published more than 290 papers, chapters, or books in these fields. Dr. Scheinberg received his bachelor’s degree from Cornell University and his MD and PhD in pharmacology and experimental therapeutics from the Johns Hopkins University School of Medicine.

Randy Schekman, PhD

Dr. Schekman is a Professor of Cell Biology, Development and Physiology at the University of California, Berkeley, and an Investigator of the Howard Hughes Medical Institute. He was awarded the 2013 Nobel Prize for Physiology or Medicine for his work on cell membrane vesicle trafficking with James E. Rothman and Thomas C. Südhof.

The discoveries from the Schekman lab has enabled the production of one third of the world’s supply of recombinant human insulin and one hundred percent of the world’s supply of recombinant hepatitis B vaccines. Dr. Schekman studied the enzymology of DNA replication as a graduate student with Arthur Kornberg at Stanford University.

His current interest in cellular membranes developed during a postdoctoral period with S. J. Singer at the University of California, San Diego. At Berkeley, he developed a genetic and biochemical approach to the study of eukaryotic membrane traffic, and Schekman’s laboratory investigates the mechanism of membrane protein traffic in the secretory pathway in eukaryotic cells.

In addition to Nobel Prize, Dr. Schekman has received numerous honors and awards, including the Lewis S. Rosenstiel Award in basic biomedical science, the Gairdner International Award, the Amgen Award of the Protein Society, the Albert Lasker Award in Basic Medical Research and the Louisa Gross Horwitz Prize of Columbia University. He is a member of the National Academy of Sciences, the National Academy of Medicine, the American Academy of Arts and Sciences, the American Philosophical Society, a Foreign Associate of the Accademia Nazionale dei Lincei, a Foreign Associate of the Royal Society of London and an Honorary Academician of the Academia Sinica. Dr. Schekman received his PhD from Stanford University and his undergraduate degree from UCLA.

Gianpietro Dotti, MD

Dr. Dotti is a research professor of microbiology and immunology at the University of North Carolina at Chapel Hill (UNC) and director of the Lineberger Comprehensive Cancer Center Immunotherapy Program at UNC. He specializes in hematology and immunology. Since 2000, he has used his background in science and medicine to explore the use of gene-modified T-cells to treat hematologic malignancies, including lymphoma, leukemia, and solid tumors. His focus is primarily T-cell therapy that redirects the antigen specificity of T-cells and strategies to overcome tumor inhibitory mechanisms.

Dr. Dotti received his medical degree from the University of Milan in Italy, with advanced clinical training and board certification in hematology from the University of Parma and completed a post-doctoral fellowship in Translational Research at the Center for Cell and Gene Therapy from Baylor College of Medicine in Houston, Texas.

Family Relationships

There are no family relationships among any of Estrella’s executive officers or directors.

Other Roles Held by Management

Members of Estrella’s management team currently hold, and may hold in the future, positions with other companies while serving on Estrella’s management team. Dr. Liu currently serves as Estrella’s CEO and as the CEO of Eureka. As a result, Dr. Liu devotes less than full time to the operation of Estrella’s business. Pursuant to his employment agreement, Dr. Liu is expected to fulfill his duties as Estrella’s CEO, but is not required to provide a specific number of hours to Estrella’s business per week or per month.

Composition of the Estrella Board of Directors

The Board manages the business and affairs of Estrella, as provided by Delaware law, and conducts its business through meetings of the Board and its standing committees. The Board consists of six members, four of whom were designated by Estrella, one of whom was designated by UPTD, and one of whom was appointed by the Board. The primary responsibilities of the Estrella Board are to provide risk oversight and strategic guidance to Estrella and to counsel and direct Estrella’s management. The Board will meet on a regular basis and will convene additional meetings, as required.

Consideration of Director Nominees

General. In evaluating nominees for membership on our Board, our Nominating and Corporate Governance Committee applies the Board membership criteria set forth in our Corporate Governance Guidelines. Under these criteria, the Nominating and Corporate Governance Committee takes into account many factors, including an individual’s business experience and skills (including skills in core areas such as operations, management, technology, relevant industry knowledge (e.g., research tools, contract research services, therapeutics, drug discovery, reimbursement, medical/surgical), accounting and finance, regulatory matters and clinical trials, leadership, strategic planning and international markets), independence, judgment, professional reputation, integrity and ability to represent the best interests of the Company and its stockholders. In addition, the Nominating and Corporate Governance Committee will consider the ability of the nominee to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Board does not have a formal policy with respect to diversity of nominees. Rather, our Nominating and Corporate Governance Committee considers these Board membership criteria as a whole and seeks to achieve diversity of occupational and personal backgrounds on the Board. Our Board will be responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or other reasons. In the event that vacancies are anticipated, or otherwise arise, the Committee will consider various potential nominees who may come to the attention of the Committee through current Board members, professional search firms, stockholders or other persons. Each potential nominee brought to the attention of the Committee, regardless of who recommended such potential nominee, is considered on the basis of the criteria set forth in our Corporate Governance Guidelines.

Stockholder Nominees. The Nominating and Corporate Governance Committee will review candidates for director recommended by stockholders who satisfy the notice, information and consent provisions set forth in our Bylaws and Rule 14a-19 of the Exchange Act (“Rule 14a-19”). The Board will use the same evaluation criteria and process for director nominees recommended by stockholders as it uses for other director nominees. A stockholder wishing to formally nominate an individual for election to the Board must do so by following the procedures described in the Bylaws and Rule 14a-19.

Board of Directors Meetings

During the year ended June 30, 2024, our board met 2 times, including videoconference meetings, the audit committee met 1 time, the compensation committee met 0 times and the nominating and corporate governance committee met 0 times. All directors attended 100% of the aggregate number of meetings of the board and all of the audit committee members attended 100% of the audit committee meetings.

Director Independence

As a result of its common stock continuing to be listed on Nasdaq following consummation of the Business Combination, Estrella adheres to the rules of Nasdaq in determining whether a director is independent. The Board has consulted with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The parties have determined that Dr. Marsha Roberts, Fan Wu, Janelle Wu, and Pei Xu are considered independent directors of Estrella. Estrella’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

Overview

The policies of Estrella with respect to the compensation of its executive officers are administered by Estrella’s board in consultation with its compensation committee. The compensation decisions regarding Estrella’s executives are based on Estrella’s need to retain those individuals who continue to perform at or above Estrella’s expectations and to attract individuals with the skills necessary for Estrella to achieve its business plan. Estrella intends to be competitive with other similarly situated companies in its industry.

Estrella believes that performance-based and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Estrella’s executive officers receive a combination of cash and equity compensation. Estrella’s compensation committee is charged with performing an annual review of Estrella’s executive officers’ cash and equity compensation to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies. In addition to the guidance provided by its nomination and compensation committees, Estrella may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases or use of a third-party compensation consultant.

Estrella’s non-employee directors are currently entitled to receive $20,000 in annual compensation for services rendered to Estrella.

Estrella 2022 Incentive Plan

Estrella’s board of directors adopted, and Estrella’s stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”) on May 27, 2022 and will automatically terminate on the day before the 10th anniversary of the earlier of the board of directors’ or stockholders’ plan adoption date. As of June 30, 2024, under the 2022 Plan, there were no options to purchase Estrella common stock outstanding (as all options have been early exercised), and no shares of Estrella common stock remained available for future issuance.

Awards. The 2022 Plan provides for the grant of stock options, share appreciation rights (“SARs”), restricted shares (“Restricted Shares”), restricted share units (“RSUs”), and other share awards to directors, employees, and consultants of Estrella.

Plan Administration. Estrella’s board of directors administers and interprets the provisions of the 2022 Plan. Estrella’s board of directors may delegate any or all its powers under the 2022 Plan to a committee appointed by Estrella’s board of directors (to the extent permitted under applicable law and regulations), except that Estrella’s board of directors retains control to amend or terminate the plan and to determine share issuances pursuant to the terms of the 2022 Plan. Under the 2022 Plan, Estrella’s board of directors (or a committee delegated by Estrella’s board of directors) has the authority to construe terms of awards granted under the 2022 Plan and to, among other things, prescribe, amend, and rescind rules and regulations relating to the 2022 Plan, suspend or terminate the 2022 Plan, determine the terms and provisions of awards granted under the 2022 Plan, and to make all other determinations in the judgment of the Estrella board of directors necessary or desirable for the administration of the 2022 Plan.

Stock Options and Stock Appreciation Rights. All stock options and SARs are granted with an exercise price per share that is no less than the fair market value (as defined under the 2022 Plan) of Common Stock on the date of grant of such award, unless granted pursuant to an assumption of or substitution for another stock option or SAR pursuant to a certain transactions and in a manner consistent with the provisions of Section 409A of the Code and other applicable law.

Restricted Shares and RSUs. The terms and conditions of Restricted Share Award Agreements and RSU Award Agreements may change from time to time, and the terms and conditions of separate Restricted Share Award Agreements and RSU Award Agreements need not be identical. Each Restricted Share Award Agreement or RSU Award Agreement will conform to (through incorporation of the provisions of the 2022 Plan by reference in the agreement or otherwise) certain customary provisions, including that Restricted Shares and RSUs may be awarded for past services to Estrella, subject to forfeiture in certain circumstances, transferable only under certain conditions, and provisions relating to dividends.

Changes to Capital Structure. If, through or as a result of Estrella’s merger, consolidation, sale of all or substantially all of Estrella’s assets, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar transaction, (i) the outstanding shares of Estrella common stock are increased, decreased, or exchanged for a different number or kind of shares or other securities of Estrella, or (ii) additional shares or new or different or other securities of Estrella or other noncash assets are distributed with respect to such shares of Estrella common stock or other securities, an appropriate and proportionate adjustment shall be made in (x) the maximum number and kind of shares reserved for issuance under the 2022 Plan, (y) the number and kind of shares or other securities subject to any then outstanding stock options, and (z) the price for each share or other security subject to any then outstanding stock options, so that upon exercise of such stock options, in lieu of the share of Estrella common stock for which such options were then exercisable, the relevant optionee shall be entitled to receive, for the same aggregate consideration, the same total number and kind of shares or other securities, cash or property that the owner of an equal number of outstanding shares of Estrella common stock immediately prior to the event requiring adjustment would own as a result of the event.

Corporate Transactions. If Estrella is merged with or into or consolidated with another entity under circumstances where Estrella stockholders immediately prior to such merger or consolidation do not own after such merger or consolidation shares representing at least fifty percent (50%) of the voting power of Estrella or the surviving or resulting company, as the case may be, or if shares representing fifty percent (50%) or more of the voting power of Estrella are transferred to an unrelated third party, as hereinafter defined, or if Estrella is liquidated, or sells or otherwise disposes of all or substantially all of its assets (each such transaction is referred to as a “change in control transaction”), Estrella’s board of directors, or the board of directors of any company assuming the obligations of Estrella, may, in its discretion, take any one or more of the following actions, as to some or all outstanding stock options or restricted stock awards (and need not take the same action as to each such option or restricted stock award): (i) provide that such stock options shall be assumed, or equivalent stock options will be substituted, by the acquiring or succeeding company (or an affiliate thereof), (ii) arrange for the assignment of any repurchase rights held by Estrella to the surviving company, (iii) accelerate the vesting, in whole or in part, of an Award to a date prior to the effective time of such change in control transaction, (iv) arrange for the lapse, in whole or in part, of any repurchase rights held by Estrella with respect to an Award, (v) cancel or arrange for the cancellation of Awards, to the extent not vested or not exercised prior to the effective time of the change in control transaction, in exchange for such cash consideration, if any, as the Estrella board of directors, in its sole discretion, may consider appropriate, or (vi) make a payment, in such form as determined by the Estrella board of directors, equal to the excess, if any, of (A) the value of the property the holder of the Award would have received upon the exercise of the Award immediately prior to the effective time of the change in control transaction, over (B) any exercise price payable by such holder in connection with such exercise. For clarity, this payment may be zero ($0) if the value of the Award is equal to or less than the exercise price.

Committees of the Board of Directors

Estrella has an audit committee, a compensation committee, and a nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. Copies of each board committee’s charter are posted on Estrella’s website. Estrella’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this Annual Report. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Estrella Board.

Audit Committee

Estrella’s audit committee consists of Pei Xu, Fan Wu and Dr. Marsha Roberts. The parties have determined that each member of the audit committee satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Pei Xu. The parties have determined that Pei Xu is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, the parties have examined each audit committee member’s scope of experience and the nature of his or her employment. The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control, and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:

●	helping the Board oversee the corporate accounting and financial reporting processes;

●	managing and/or assessing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit Estrella’s consolidated financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, Estrella’s interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related party transactions;

●	reviewing Estrella’s policies on risk assessment and risk management;

●	reviewing, with the independent registered public accounting firm, Estrella’s internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues; and

●	pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Estrella’s audit committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Compensation Committee

Estrella’s compensation committee consists of Dr. Marsha Roberts, Fan Wu and Janelle Wu. The chair of the compensation committee is Janelle Wu. The parties have determined that each member of the compensation committee satisfies the independence requirements under the Nasdaq Listing Rules, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of Estrella’s compensation committee is to discharge the responsibilities of the Board in overseeing Estrella’s compensation policies, plans, and programs and to review and determine the compensation to be paid to Estrella’s executive officers, directors, and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

●	reviewing and recommending to the Board the compensation of executive officers;

●	reviewing and recommending to the Board the compensation of directors;

●	administering Estrella’s equity incentive plans and other benefit programs;

●	reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for Estrella’s executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of Estrella’s employees, including Estrella’s overall compensation philosophy.

Estrella’s compensation committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Nominating and Corporate Governance Committee

Estrella’s nominating and corporate governance committee consists of Dr. Marsha Roberts, Fan Wu and Janelle Wu. The chair of the nominating and corporate governance committee is Dr. Marsha Roberts. The parties have determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the Nasdaq Listing Rules.

Specific responsibilities of Estrella’s nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;

●	considering and making recommendations to the Board regarding the composition and chairpersonship of the Estrella Board and committees of the Board;

●	reviewing developments in corporate governance practices;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters; and

●	overseeing periodic evaluations of the Board performance, including committees of the Estrella Board.

Estrella’s nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Code of Business Conduct and Ethics

Estrella adopted a code of business conduct and ethics, or the Code of Conduct, that applies to all directors, officers, and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct for Estrella applies to all directors, officers, and employees of Estrella and is available on Estrella’s website at www.estrellabio.com. In addition, Estrella intends to post on its website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to Estrella’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report.

Compensation Committee Interlocks and Insider Participation

None of the members or intended members of the compensation committee is currently, or has been at any time, one of our executive officers or employees. None of our executive officers currently serves, or has served during the last calendar year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chair of the board, principal executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended June 30, 2024. To our knowledge, during the fiscal year ended June 30, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, Estrella has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for Estrella’s named executive officers (“NEOs”) for the fiscal year ended June 30, 2024, including its Chief Executive Officer Dr. Cheng Liu, Chief Financial Officer Peter Xu, and former Chief Operating Officer Vicky Yang. These NEOs were the only Estrella’s executive officers serving in the fiscal year ended June 30, 2024 with compensation in excess of $100,000.

This discussion may contain forward-looking statements that are based on current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that Estrella adopts could vary significantly from historical practices and currently planned programs summarized in this discussion.

Estrella Executive Compensation Program

The objective of Estrella’s compensation program is to provide a total compensation package to its executives, including its NEOs, that will enable Estrella to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our shareholders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward our executives for performance. The board of directors of Estrella has historically determined the compensation for Mr. Liu and Mr. Xu.

The compensation program for Dr. Liu for the fiscal year ended June 30, 2024 consisted of base salary and a discretionary cash bonus, as described below.

●	Base Salary. Dr. Liu is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For the fiscal year ended June 30, 2024, Dr. Liu’s annual salary was $250,000.

●	Short-Term Cash Incentives. For the fiscal year ended June 30, 2024, Estrella did not pay Dr. Liu a discretionary cash bonus. During the fiscal year ended June 30, 2024, Estrella did not grant any short-term cash bonuses to Dr. Liu pursuant to any non-equity incentive plan. Under the amended offer letter between Estrella and Dr. Liu, Estrella paid Dr. Liu a one-time cash bonus of $180,000 in recognition for services rendered, within 90 days of September 1, 2023.

●	Short-Term Equity Incentives. During the fiscal year ended June 30, 2024, Estrella did not grant any short-term equity incentive awards to Dr. Liu.

●	Long-Term Equity Incentives. During the fiscal year ended June 30, 2024, Estrella did not grant any long-term equity incentive awards to Dr. Liu.

The compensation program for Mr. Xu for the fiscal year ended June 30, 2024 consisted of base salary and a discretionary cash bonus, as described below.

●	Base Salary. Mr. Xu is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For the fiscal year ended June 30, 2024, Mr. Xu’s annual salary was $250,000.

●	Short-Term Cash Incentives. For the fiscal year ended June 30, 2024, Estrella did not pay Mr. Xu a discretionary cash bonus. During the fiscal year ended June 30, 2024, Estrella did not grant any short-term cash bonuses to Mr. Xu pursuant to any non-equity incentive plan. Under the amended employment agreement by and between Estrella and Mr. Xu, Estrella paid Mr. Xu a one-time cash bonus of $180,000 in recognition for services rendered, within 90 days of September 1, 2023.

●	Short-Term Equity Incentives. During the fiscal year ended June 30, 2024, Estrella did not grant any short-term equity incentive awards to Mr. Xu.

●	Long-Term Equity Incentives. During the fiscal year ended June 30, 2024, Estrella did not grant any long-term equity incentive awards to Mr. Xu.

The compensation program for Ms. Yang for the fiscal year ended June 30, 2024 consisted of base salary and a discretionary cash bonus, as described below.

●	Base Salary. Ms. Yang was not paid a base salary, as she resigned from her position of Chief Operating Officer of Estrella on September 29, 2023 and no longer serves as the Chief Operating Officer of Estrella.

●	Short-Term Cash Incentives. For the fiscal year ended June 30, 2024, Estrella did not pay Ms. Yang a discretionary cash bonus. During the fiscal year ended June 30, 2024, Estrella did not grant any short-term cash bonuses to Ms. Yang pursuant to any non-equity incentive plan. Under the amended employment agreement by and between Estrella and Ms. Yang, Estrella paid Ms. Yang a one-time cash bonus of $100,000 in recognition for services rendered, within 90 days of September 1, 2023.

●	Short-Term Equity Incentives. During the fiscal year ended June 30, 2024, Estrella did not grant any short-term equity incentive awards to Ms. Yang.

●	Long-Term Equity Incentives. During the fiscal year ended June 30, 2024, Estrella did not grant any long-term equity incentive awards to Ms. Yang.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to the NEOs for the fiscal years ended June 30, 2024 and June 30, 2023. Additional information on our NEO’s annual compensation for the years ended June 30, 2024 and June 30, 2023 is provided in the narrative sections following the Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Cheng Liu	2024	$250,000	$180,000	—	—	—	—
Chief Executive Officer and President	2023	—	—	—	—	—	—

Peter Xu	2024	$250,000	$180,000	—	—	—	—
Chief Financial Officer	2023	—	—	—	—	—	—

Vicky Yang(1)	2024	—	$100,000	—	—	—	—
Former Chief Operating Officer	2023	—	—	—	—	—	—

(1)	Ms. Yang resigned from her position of Chief Operating Officer of Estrella on September 29, 2023.

Narrative Disclosure to the Summary Compensation Table

Base Salaries

Base salaries established for our executive officers are intended to reflect each individual’s responsibilities, experience, historical performance and other discretionary factors deemed relevant by us and have generally been set at levels deemed necessary to attract and retain individuals with superior talent. Starting on September 29, 2023, Dr. Liu and Mr. Xu were entitled to base salaries equal to $250,000 per year.

Annual Cash Bonuses

As part of our pay-for-performance philosophy, Estrella believes annual cash incentive awards can be used to motivate and reward employees. We intend to adopt a formal bonus plan in which certain of our employees, including the named executive officers, will be eligible to participate going forward but have not done so as of the date of this Annual Report . For the fiscal year ended June 30, 2024, no named executive officer received any form of cash bonus.

Prior to Closing, Estrella entered into an amended offer letter with Dr. Liu and amended employment agreements with Mr. Xu and Ms. Yang, effective September 1, 2023. The amendments provide that within 90 days of September 1, 2023, and in recognition for services rendered, the named executive officers shall be paid a one-time cash bonus of $180,000 each for Dr. Liu and Mr. Xu and $100,000 for Ms. Yang.

Equity Incentive Compensation

Equity incentive compensation is used to promote performance-based pay that aligns the interests of our executive officers with the long-term interests of Estrella’s equity-owners and to enhance executive retention.

Estrella historically maintained the 2022 Plan. Prior to the Closing, all the outstanding incentive equity compensation outstanding was awarded to the 2022 Plan. Historically, Estrella has used options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying shares of Estrella common stock increases relative to the option’s per-share exercise price.

All Estrella 2022 Plan option awards that were outstanding as of immediately prior to the Closing, including those that were converted to restricted stock awards prior to Closing, vested in full in connection therewith.

Employment Arrangements

Agreement with Dr. Cheng Liu and Estrella

On September 29, 2023, Estrella entered into a new employment agreement with Dr. Liu superseding his July 29, 2022 offer letter with Estrella and setting forth the terms of his employment as Estrella’s Chief Executive Officer and President (the “Liu Employment Agreement”). The Liu Employment Agreement provides for “at will” employment and an indefinite term, as well as a base salary of $250,000 per annum effective as of September 29, 2023, an annual cash bonus opportunity based on a percentage of base salary, an annual incentive equity award opportunity and the opportunity to participate in any future Estrella employee benefit plans.

In the event Dr. Liu’s employment is terminated by the Company without cause or by Dr. Liu for good reason (each as defined under the Liu Employment Agreement), in exchange for Dr. Liu’s execution and nonrevocation of a general release of claims in favor of Estrella, Dr. Liu will receive (A) six months’ base salary continuation and (B) any unpaid annual bonus relating to the fiscal year immediately preceding the year in which the separation occurs.

In the event that Dr. Liu’s employment is terminated by the Company without cause or by Dr. Liu for good reason in the 60 days prior to a change in control or the twelve months following a change in control, Dr. Liu will receive (A) twelve months’ base salary in a lump sum, (b) any unpaid annual bonus relating to the fiscal year immediately preceding the year in which the separation occurs, (C) a lump-sum payment equal to Dr. Liu’s target annual bonus opportunity or, if higher, Dr. Liu’s actual annual bonus for the fiscal year of Dr. Liu’s termination, and (D) acceleration of all outstanding unvested equity awards (with performance-based awards vesting at target) on the separation date, subject to the terms of the underlying award agreements. The Liu Employment Agreement also contains a during-employment non-solicitation covenant and during-employment and post-termination non-disclosure and non-disparagement covenants.

Agreement with Peter Xu and Estrella

On September 29, 2023, Estrella entered into a new employment agreement with Mr. Xu superseding his May 27, 2022 employment agreement with Estrella and setting forth the terms of his employment as Estrella’s Chief Financial Officer (the “Xu Employment Agreement”). The Xu Employment Agreement contains the same material compensation terms as the Liu Employment Agreement, summarized above under “Agreement with Dr. Cheng Liu and Estrella.”

Other Compensation Elements

All of Estrella’s current named executive officers will be eligible to participate in any employee benefit plans, including medical, dental, vision, disability, and life insurance plans, in each case on the same basis as all of Estrella’s other employees, if such plans are adopted. Estrella generally does not provide perquisites or personal benefits to its named executive officers. Estrella has not maintained, and does not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan.

Outstanding Equity Awards at End of Fiscal Year Ended June 30, 2024

The following table shows information regarding outstanding equity awards held by the named executive officers as of June 30, 2024.

Name	Grant Date	Option Expiration Date	Number of shares or units of stock that have not vested (#)(1)(2)	Market value of shares or units of stock that have not vested ($)(1)(3)
Dr. Cheng Liu	5/27/2022	5/27/2032	3,937,500	$11,025,000
Peter Xu	5/27/2022	5/27/2032	3,500,000	$9,800,000
Vicky Yang	5/27/2022	5/27/2032	2,625,000	$7,350,000

(1)	On May 27, 2022, each of Dr. Liu, Mr. Xu, and Ms. Yang early exercised the stock options granted to them, converting the option awards into restricted stock awards, subject to the same vesting conditions.

(2)	For Dr. Liu’s award, 25% of the award cliff-vested on the first anniversary of May 27, 2022, with the remaining 75% of the award vesting monthly in substantially equal installments over the 36 months following such anniversary. For Mr. Xu and Ms. Yang, 100% of the award vests monthly in substantially equal installments over 48 months, commencing on June 27, 2022. The named executive officer’s outstanding awards vested in full in connection with the Closing.

(3)	The amount in this column reflects a closing price of $1.10 per share of Common Stock as of July 1, 2024 multiplied by the amount shown in the column for the number of shares of Common Stock that had not yet vested as of June 30, 2024.

Potential Payments Upon Termination or Change in Control

Dr. Liu and Mr. Xu are entitled to certain severance payments, as described under “Employment Arrangements” above. Pursuant to their stock option award agreements, in connection with a change in control transaction of Estrella, a going public transaction or an initial public offering, the stock options (now, restricted shares) held by each of the named executive officers would fully vest and become exercisable.

Director Compensation

Estrella’s non-employee directors are entitled to receive $5,000 compensation per calendar quarter for services rendered to Estrella effective January 1, 2024 and a one-time signing bonus of $5,000 for the fiscal year ended June 30, 2024. The Chairperson and the Audit Chair was appointed in August 2024 after the fiscal year ended June 30, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hong Zhang	$-	$-	$-	$-
Dr. Marsha Roberts	$10,000	$-	$5,000	$15,000
Fan Wu	$10,000	$-	$5,000	$15,000
Janelle Wu	$10,000	$-	$5,000	$15,000
Pei Xu	$10,000	$-	$5,000	$15,000
	$40,000	$-	$20,000	$60,000

Controlled Company

We are, and expect to continue to be, a controlled company within the meaning of the Nasdaq Stock Market Rules, and as a result, we qualify for exemptions from certain corporate governance requirements. We do not intend to rely on those exemptions. However, we cannot guarantee that this may not change going forward.

Public companies that qualify as a “controlled company” with securities listed on the Nasdaq, must comply with the exchange’s continued listing standards to maintain their listings. Nasdaq has adopted qualitative listing standards. Companies that do not comply with these corporate governance requirements may lose their listing status. Under the Nasdaq rules, a “controlled company” is a company with more than 50% of its voting power held by a single person, entity or group. Under Nasdaq rules, a controlled company is exempt from certain corporate governance requirements, including:

●	the requirement that a majority of the Board of Directors consist of independent directors;

●	the requirement that a listed company have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	the requirement that a listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement for an annual performance evaluation of the nominating and governance committee and compensation committee.

Controlled companies must still comply with the exchange’s other corporate governance standards. These include having an audit committee and the special meetings of independent or non-management directors.

Currently, Eureka Therapeutics, Inc. (“Eureka”), our controlling shareholder, beneficially owns roughly 69.5% of our total issued and outstanding Common Stock and roughly 69.5% of the total voting power. As a result, we will continue to be a “controlled company” as defined under Nasdaq Listing Rule 5615(c), because our Controlling Shareholder will hold more than 50% of the voting power for the election of directors. As a “controlled company,” we are permitted to elect not to comply with certain corporate governance requirements. We do not plan to rely on these exemptions, but we may elect to do so after we complete this offering.

Clawback Policy

We have adopted a compensation recovery policy (the Company’s Clawback Policy), which was effective October 2, 2023, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with our Business Combination, the Estrella Board and shareholders adopted the 2023 Omnibus Incentive Plan (the “Incentive Plan”). Awards under the Incentive Plan are available for employees, directors and consultants. The general purpose of the Incentive Plan is to motivate the performance in the achievement of the Company’s business objectives and align the interests of recipients with the long-term interests of the Company’s shareholders. To accomplish such purposes, the Incentive Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards (including performance-based restricted shares and restricted stock units), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing.

The following table summarizes the number of shares of Common Stock authorized for issuance under our equity compensation plans as of June 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	0	(2)	$0	3,520,123	(3)

Equity compensation plans not approved by security holders	-		$-	-

Total	0		$-	3,520,123

(1)	The amounts shown in this row include the Incentive Plan.

(2)	No shares of Common Stock were issued under the Incentive Plan.

(3)	Includes 3,520,123 shares of Common Stock authorized for issuance under the Incentive Plan.

Securities Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of Common Stock by:

●	each person known by Estrella to be the beneficial owner of more than 5% of the Common Stock immediately following the consummation of the Business Combination;

●	each of the named executive officers and directors of Estrella; and

●	all of the executive officers and directors of Estrella as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days. Unless otherwise indicated, Estrella believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

The beneficial ownership of the Common Stock is based on 36,610,870 shares of Common Stock issued and outstanding as of June 30, 2024:

Name and Address of Beneficial Owner(1)	Number of Shares	%
Directors and Executive Officers(2)
Dr. Cheng Liu	297,437	*
Peter Xu	264,388	*
Dr. Marsha Roberts	—	—
Fan Wu	—	—
Janelle Wu	—	—
Pei Xu	—	—
Hong Zhang(3)	240,481	*
All Directors and Executive Officers as a Group (7 Individuals)	802,306	2.2%

5% Stockholders(4)
Eureka Therapeutics, Inc.	25,277,831	69.7%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the business address of each of the individuals and entities listed in the table above is c/o Estrella Immunopharma, Inc., 5858 Horton Street, Suite 370, Emeryville, CA 94608.

(2)	Dr. Cheng Liu is the chief executive officer and director of Estrella. Peter Xu is the chief financial officer of Estrella. Dr. Marsha Roberts is a director of Estrella. Fan Wu is a director of Estrella. Janelle Wu is a director of Estrella. Pei Xu is a director of Estrella. Hong Zhang is the chairperson of the Board.

(3)	Based on a Form 3 filed on August 23, 2024, by Hong Zhang. These securities are held by CoFame Investment Holding LLC, the manager of which is Hong Zhang. By virtue of this relationship, Hong Zhang may be deemed to beneficially own the 240,481 shares of Common Stock.

(4)	Eureka Therapeutics, Inc. (“Eureka”) is governed by a board of directors consisting of seven members. Each member has one vote, and the approval of a majority of the board is required to approve an action of Eureka. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of Eureka exercises voting or dispositive control over any of the securities held by Eureka, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of Eureka is 5858 Horton Street, Suite 370, Emeryville, CA 94608.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements described under “Estrella’s Executive and Director Compensation” in this Annual Report and the transactions between Estrella and Eureka described below, since June 30, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Eureka owns 69.7% of Estrella’s voting securities on a fully diluted basis as of June 30, 2024. Dr. Cheng Liu, Estrella’s CEO and President, is also the Founder, President, and CEO of Eureka.

Transactions involving Eureka Therapeutics, Inc.

License Agreement

On June 28, 2022, Estrella entered into a License Agreement with Eureka and Eureka Cayman (the “Contribution Agreement”). Under the License Agreement, Eureka is responsible for manufacturing and supplying clinical quantities of licensed products. Estrella was required to make an upfront payment of $1,000,000, payable in 12 equal monthly installments, along with milestone payments tied to development and sales and royalty payments on net sales.

As of June 30, 2024, Estrella had paid all amounts related to the upfront payment, and one milestone payment of $50,000 was accrued for the submission of EB103 to the FDA. This payment was made on October 10, 2023, leaving no balance outstanding as of June 30, 2024.

Services Agreement

On June 28, 2022, Estrella entered into a Services Agreement with Eureka, covering the provision of certain technology transfer and technical assistance services. Estrella agreed to pay $10,000,000 in 12 equal monthly installments and to reimburse pass-through costs related to clinical trials.

As of June 30, 2024, Estrella had settled all amounts owed under this agreement, including $54,957 in pass-through costs incurred for the year ended June 30, 2024. On October 10, 2023, Estrella paid a total of $9,334,475 to Eureka, for outstanding service fees and pass-through costs.

Statement of Work (SOW)

On March 4, 2024, Estrella entered into a Statement of Work No. 001 (the “SOW”) with Eureka for clinical trial services related to the Phase I/II trial of EB103. Under the SOW, Estrella agreed to milestone-based payments, totaling $33,000,000, excluding pass-through costs.

As of June 30, 2024, Estrella paid $3,500,000 in connection with the achievement of specific milestones. Additional payments will be made based on patient dosing milestones. It is expected that 6 patients will be dosed by the end of 2024.

Series AA Preferred Stock

On June 28, 2022, Eureka contributed assets to Estrella in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. As of June 30, 2024, Eureka owned 69.7% of Estrella on a fully diluted basis.

Lease Agreement

Estrella leases office space from Eureka. The original lease term ended on July 31, 2023, and a new lease commenced on October 1, 2023 for a period of 9 months with monthly lease payments of $2,000.

For the year ended June 30, 2024, Estrella incurred $20,000 in rent expense. As of June 30, 2024, the outstanding balance of lease payments amounted to $4,000, recorded as an accrued liability.

Policies for Approval of Related Party Transactions

Since its inception through the closing of the Business Combination on September 29, 2023, Estrella had not adopted a formal policy for the review, approval, or ratification of related party transactions. On September 29, 2023, in connection with the closing of the Business Combination, our board of directors adopted a Related Party Transactions Policy. The policy sets forth procedures for the review, approval, or ratification of transactions involving a “related person” as defined under Item 404 of Regulation S-K.

The policy applies to any transaction, arrangement, or relationship involving Estrella in which the amount exceeds the lesser of $120,000 or one percent of the average of Estrella’s total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest. Exclusions from the Policy include standard compensation arrangements for directors and executive officers, transactions conducted in the ordinary course of business on standard terms, and transactions where the related person’s interest arises solely from ownership of Estrella’s equity securities on a pro rata basis with all other stockholders. The Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for reviewing, approving, or ratifying related party transactions. In its review, the Audit Committee considers whether the transaction terms are fair and comparable to those available in similar arm’s-length transactions, the extent of the related person’s interest, potential impacts on the related person’s independence, consistency with Estrella’s Code of Business Ethics and Conduct, and the overall benefit to the Company and its stockholders. The Policy requires that related party transactions be reviewed by the Audit Committee prior to consummation whenever feasible, or ratified as promptly as possible if prior review is not practicable. The Policy is documented in writing and provides a clear framework for managing related party transactions.

Since the adoption of the Policy, the Audit Committee has reviewed and approved the SOW with Eureka for clinical trial services related to the STARLIGHT-1 trial. Prior to September 29, 2023, Estrella did not have any procedures for related party transactions, and such transactions were not subject to formal review, approval, or ratification. Other than the Statement of Work, none of the other related party transactions reported herein were subject to the policy or any similar procedures for related party transactions, since they were made pursuant to agreements entered into prior to September 29, 2023.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The Company appointed Macias Gini & O’Connell, LLP (“MGO”) as the Company’s new independent registered public accounting firm for the fiscal year ending June 30, 2024, effective as of January 30, 2024 to audit and review the Company’s financial statements for the year ended June 30, 2024.

The Company, at the direction of the Board of Directors of the Company (the “Board”), and upon the recommendation of the Audit Committee of the Board, dismissed its independent registered public accountant Marcum LLP (“Marcum”), effective as of January 30, 2024. Marcum was initially engaged on November 3, 2022 by Estrella Biopharma, Inc., the Company’s wholly-owned subsidiary and accounting predecessor following the consummation of the business combination between Estrella Biopharma, Inc., Tradeup Merger Sub Inc. and TradeUP Acquisition Corp. on September 29, 2023, to serve as Estrella’s auditor for its fiscal year ended June 30, 2023.

Audit services provided by MGO for the year ended June 30, 2024 included the examination of the consolidated financial statements of the Company, and services related to periodic filing made with the SEC. Audit services provided by Marcum for the years ended June 30, 2024 and 2023 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

The following table summarizes the audit fees of MGO for the year ended June 30, 2024 and the audit fees of Marcum for the year ended June 30, 2023, billed/expected to be billed in each of the last two fiscal years for audit fees and other services:

Fee Category	For the year ended June 30, 2024	For the year ended June 30, 2023
	(in thousands)
Audit Fees (1)	$70	149
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$70	149

(1)	Audit fees were for professional services rendered by MGO and Marcum for the audit of our annual financial statements, and services that are normally provided by MGO and Marcum in connection with statutory and regulatory filings or engagements for that fiscal year

Audit Committee Pre-Approval Policy and Procedures

Estrella’s audit committee was formed in connection with the consummation of the Business Combination on September 29, 2023. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by the Company’s board of directors. Since the formation of its audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for it by its auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this Amendment:

●	Consolidated Financial Statements: No financial statements are filed with this Amendment. The financial statements were included in Item 8 of Part II of the Original Form 10-K.

●	Financial Statement Schedules: None.

●	Exhibits: The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this Amendment.

(b)	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of September 30, 2022, by and among TradeUP Acquisition Corp., Tradeup Merger Sub Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
3.1	Amended and Restated Certificate of Incorporation of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023, File No. 001-40608)
3.2	Amended and Restated Bylaws of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023, File No. 001-40608)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.3	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.4 below)
4.4	Warrant Agreement, dated July 14, 2021, between TradeUP Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
4.5**	Description of Registrant’s Securities
10.1	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Running Lion Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.2	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.3	Contribution Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.4†	License Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.5†	Services Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.6†	Collaboration Agreement, dated October 29, 2021, by and between Estrella Immunopharma, Inc. (as successor to Eureka Therapeutics, Inc.) and Imugene Limited incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.7	Amendment to Executive Offer Letter, by and between Estrella Immunopharma, Inc. and Dr. Cheng Liu incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.8	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Jiandong (Peter) Xu incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.9	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Qian (Vicky) Yang incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.10*	Support Agreement, dated September 30, 2022, by and among TradeUP Acquisition Corp., Estrella Immunopharma, Inc., TradeUP Acquisition Sponsor LLC, Tradeup INC. and the officers and directors of TradeUP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.11	Estrella Immunopharma, Inc. 2023 Omnibus Incentive Plan incorporated by reference to Annex C to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.12	Estrella Immunopharma, Inc. Option Grant Notice, including 2022 Equity Incentive Plan incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.13	Business Combination Marketing Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC, and R. F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.14	Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.15	Amendment No. 1 to Services Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.16	Amendment No. 1 to License Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.17	Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.18	Extension Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.19	Extension Promissory Note, dated February 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023, File No. 001-40608)
10.20	Extension Promissory Note, dated March 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2023, File No. 001-40608)
10.21	Extension Promissory Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 13, 2023, File No. 001-40608)
10.22	Common Stock Purchase Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.23	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.24	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.25	Extension Promissory Note, dated May 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2023, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.26	Promissory Note, dated June 6, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2023, File No. 001-40608)
10.27	Amendment No. 2 to Services Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.28	Amendment No. 2 to License Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.29	Extension Promissory Note, dated June 16, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2023, File No. 001-40608)
10.30	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.31	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Lianhe World Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.32	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Lianhe World Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.33	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and CoFame Investments, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.34	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.35	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Smart Crest International Limited (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.36	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yangbing Xiao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.37	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yuandong Wang (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.38	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yuandong Wang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.39	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yangbing Xiao and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.40	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Smart Crest International Limited and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.41	Unsecured Promissory Note by and between Hongbin Zhang and Estrella Biopharma Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.42	Employment agreement by and between Dr. Cheng Liu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.43	Employment Agreement by and between Peter Xu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.44	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.45	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.46	Private Placement Shares Purchase Agreement, dated July 14, 2021, among the TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and Tradeup INC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 19, 2021)
10.47	Securities Subscription Agreement, between the TradeUP Acquisition Corp. and TradeUP Acquisition Sponsor LLC dated February 12, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.48	Securities Subscription Agreement, between the TradeUP Acquisition Corp. and Tradeup INC. dated February 12, 2021(incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.49	Form of Share Purchase Agreement between the TradeUP Acquisition Corp. and the founders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 11, 2021 File No. 333-253322)
10.50	Letter Agreement, dated July 14, 2021, among the TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC, Tradeup INC. and certain security holders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on July 19, 2021 File No. 001-40608)
10.51	Statement of Work No. 001, dated and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on March 7, 2024, File No. 001-40608)
10.52	Amendment No. 1 to Statement of Work No. 001, dated May 13, 2024 and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on May 13, 2024, File No. 001-40608)
16.1	Letter from Marcum LLP, dated February 1, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2024, File No. 001-40608)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

**	Previously filed with the Original Form 10-K

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTRELLA IMMUNOPHARMA INC.

By:	/s/ Cheng Liu
Cheng Liu
Chief Executive Officer

Date:	October 28, 2024