Form 10-Q
period 2024-09-30
Estrella Immunopharma, Inc.
filed 2024-11-14
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, there were 36,179,147 shares of the issuer’s Common Stock, par value $0.0001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC

UNAUDITED CONDENSED BALANCE SHEETS

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalent	$1,797,503	$4,165,428
Prepaid expenses and other receivable	437,642	288,761
Total current assets	2,235,145	4,454,189

Other Assets
Prepaid expenses - related party, non-current	1,500,000	-

Total Assets	$3,735,145	$4,454,189

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable - related party	$5,000	$-
Other payables and accrued liabilities	188,981	131,823
Accrued liability - related party	2,750,000	4,000
Franchise tax payables	4,134	4,134
Income tax payables	40,744	40,744
Total current liabilities	2,988,859	180,701

Total Liabilities	2,988,859	180,701

Commitments and Contingencies (Note 8)

Preferred Stock*
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively;	-	-
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively;	-	-

Stockholders’ Equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 36,610,870 shares issued as of September 30, 2024 and June 30, 2024	3,661	3,661
Additional paid-in capital	24,124,543	24,124,543
Accumulated deficit	(22,877,013)	(19,500,276)
Treasury stock, at cost 431,723 and 321,794 shares as of September 30, 2024 and June 30, 2024, respectively	(504,905)	(354,440)
Total Stockholders’ Equity	746,286	4,273,488
Total Liabilities, Preferred Stock and Stockholders’ Equity	$3,735,145	$4,454,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESTRELLA IMMUNOPHARMA, INC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2024	2023

Operating expenses
Research and development	$2,826,000	$483,466
General and administrative	550,737	1,387,031
Total operating expenses	3,376,737	1,870,497

Loss from Operations	(3,376,737)	(1,870,497)

Loss before income taxes	(3,376,737)	(1,870,497)

Income taxes provision	-	-

Net loss	$(3,376,737)	$(1,870,497)

Net loss applicable to common stock per share, basic and diluted	$(0.09)	$(1.78)
Weighted average common stock outstanding, basic and diluted	36,208,477	1,052,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESTRELLA IMMUNOPHARMA, INC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, July 1, 2024	-	$-	-	$-	36,610,870	$3,661	$(354,440)	$24,124,543	$(19,500,276)	4,273,488
Purchase of treasury stock	-	-	-	-	-	-	(150,465)	-	-	(150,465)
Net loss	-	-	-	-	-	-	-	-	(3,376,737)	(3,376,737)
Balance, September 30, 2024 (Unaudited)	-	$-	-	$-	36,610,870	$3,661	$(504,905)	$24,124,543	$(22,877,013)	$746,286

	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares*	Amount	Shares*	Amount	Shares*	Amount	Stock	Capital	Deficit	(Deficit)
Balance, July 1, 2023	5,000,000	$5,000,000	105,000,000	$-	4,063,500	$407	$-	$445,596	$(12,188,553)	$(11,742,550)
Recapitalization	(3,796,305)	-	(79,722,409)	-	(3,085,257)	(309)	-	309	-	-
Balance, July 1, 2023	1,203,695	5,000,000	25,277,591	-	978,243	98	-	445,905	(12,188,553)	(11,742,550)
Issuance of series A preferred stock	2,407,389	9,750,000	-	-	-	-	-	-	-	-
Conversion of series A and series AA preferred stock into common stock	(3,611,084)	(14,750,000)	(25,277,591)	-	28,888,675	2,889	-	14,747,111	-	14,750,000
Vesting of early exercised stock options	-	-	-	-	2,633,082	263	-	12,462	-	12,725
Stock-based compensation	-	-	-	-	-	-	-	1,194,653	-	1,194,653
Issuance of common stock for PIPE investment	-	-	-	-	1,000,000	100	-	9,999,900	-	10,000,000
Issuance of common stock upon completion of business combination	-	-	-	-	1,701,232	170	-	(474,147)	-	(473,977)
Transactions cost	-	-	-	-	-	-	-	(1,801,200)	-	(1,801,200)
Net loss	-	-	-	-	-	-	-	-	(1,870,497)	(1,870,497)
Balance, September 30, 2023 (Unaudited)	-	$-	-	$-	35,201,232	$3,520	$-	$24,124,684	$(14,059,050)	$10,069,154

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESTRELLA IMMUNOPHARMA, INC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities:
Net loss	$(3,376,737)	$(1,870,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,194,653
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(148,881)	-
Prepaid expenses - related party	(1,500,000)	-
Accounts payable - related party	5,000	4,498
Other payables and accrued liabilities	57,158	394,766
Accrued liability - related party	2,746,000	2,000
Franchise tax payable	-	(612)
Net cash used in operating activities	(2,217,460)	(275,192)

Cash Flows from Investing Activities:
Loan to UPTD as extension note receivable prior to business combination	-	(112,298)
Net cash used in investing activities	-	(112,298)

Cash Flows from Financing Activities:
Net proceeds from PIPE investment	-	10,000,000
Net proceeds from issuance of Series A Preferred Stock	-	9,020,000
Net proceeds from promissory note	-	300,000
Proceeds from business combination	-	726,339
Purchase of treasury stock	(150,465)	-
Net cash (used in) provided by financing activities	(150,465)	20,046,339

Net Change in Cash	(2,367,925)	19,658,849

Cash and cash equivalents at beginning of the period	4,165,428	2,479,146
Cash and cash equivalents at end of the period	$1,797,503	$22,137,995

Supplemental Cash Flow Information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Conversion of Series A prefer stock into common stock	$-	$5,000,000
Conversion of deferred underwriting commission payable into Series A preferred stock	$-	$730,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESTRELLA IMMUNOPHARMA, INC

Notes to Unaudited Condensed Financial Statements

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial “STARLIGHT-1”. On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work #001 relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial (see Note 9). On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 9). As of September 30, 2024, the Company is continuing to enroll patients into the STARLIGHT-1 clinical trial in the U.S.

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

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had cash of approximately $1.8 million, and accumulated deficit of approximately $22.9 million. For the three months ended September 30, 2024, loss from operations was approximately $3.4 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

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

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of September 30, 2024, Estrella has paid $3.5 million to Eureka for covering the fees associated with the milestones that have been achieved. In addition, the Company has made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with unused portion of this deposit to be refunded once all expenses are fully settled.

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

However, management believes that the Company has sufficient funds on hand and ability to raise funds in the future through the issuance and sale of Equity Line Shares to White Lion in order to meet its working capital requirements and debt obligations, for at least the next 12 months from the filing date of these unaudited condensed financial statements.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s financial statements. The results for the three ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025 (fiscal year 2025) or for any other interim period or for any future year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company difficult because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include stock-based compensation, and deferred income tax asset valuation and allowances.

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

As of September 30, 2024 and June 30, 2024, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	September 30,	June 30,
	2024	2024
	(Unaudited)
Public warrant	2,214,993	2,214,993

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the unaudited condensed statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the Common Stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of two cash accounts in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of September 30, 2024 the Company had not experienced losses on these accounts. As of September 30, 2024, and June 30, 2024, the Company had deposited approximately $1.7 million and $4.0 million, respectively, with financial institutions in the United States. Of these balances, approximately $1.4 million and $3.8 million, respectively, were not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of September 30, 2024, and June 30, 2024, the Company maintained approximately $94,000 and $146,000, respectively, in its brokerage account, with the entire balance covered by SIPC insurance.

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024, and June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for three months ended September 30, 2024 and 2023 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees and, facilities related fees. Refer to Note 9 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Consolidated Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed financial statements and related disclosures.

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

Note 6 — Other payables and accrued liabilities

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)
Accrued professional fees (i)	$183,989	$121,235
Salary and payroll taxes payable	2,167	10,241
Others	2,825	347
Total other payables and accrued liabilities	$188,981	$131,823

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

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

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of the date hereof, no Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement.

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

Contingencies

From time to time, the Company is or may be party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the Company’s unaudited condensed financial statements.

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

The research plan under the Collaboration Agreement was completed as of August 30, 2023. The Company and Eureka recorded the costs associated with the Collaboration Agreement as research and development expenses in the amount of $0 and $29,498, For the three months ended September 30, 2024 and 2023, respectively.

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

The License Agreement requires Estrella to make certain payments, including (a) an “upfront” payment of $1.0 million, payable in 12 equal monthly installments, (b) “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (c) royalty payments of a single digit percentage on net sales.

As of September 30, 2024 and June 30, 2024, Estrella had no remaining balance of accounts payable – related party related to the upfront payment under the License Agreement. As of September 30, 2024, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment related to Milestone 1 was accrued by Estrella and paid on October 10, 2023. Milestone payment of $50,000 related to Milestone 2  was accrued by Estrella in July 2024, and paid on September 3, 2024.

Services Agreement

On June 28, 2022, Estrella entered a Services Agreement with Eureka. Pursuant to the Services Agreement, Eureka will perform certain services for Estrella related the transfer of certain technology and the provision of certain technical assistance to facilitate Estrella’s exploitation of the intellectual property licensed by Eureka to Estrella under the License Agreement, and Eureka will perform such services for Estrella (the “Services”). Under the Services Agreement, Estrella shall pay Eureka (1) $10.0 million in connection with the Services payable in 12 equal monthly installments with the first payment to be made no later than five days after the Effective date and (2) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the Services. In addition, Estrella will be charged for other services performed by Eureka outside the scope of the Services per the Service Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing.

Eureka’s services commenced on June 28, 2022. As of both September 30, 2024, and June 30, 2024, Estrella had no accounts payable balance – related party related to the Service Agreement with Eureka.

For the three months ended September 30, 2024 and 2023, Estrella incurred $0 and approximately $4,000 pass-through costs related to clinical trials, respectively.

After the closing of the business combination on September 29, 2023, on October 10, 2023 Estrella remitted approximately $9.3 million to Eureka.

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

Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones, excluding additional pass-through costs and expenses incurred by Eureka and payable by Estrella as further described below. Such amount assumes 20 patients to be dosed and one clinical site is activated. An additional $500,000 will become payable to Eureka if a second site is activated following mutual agreement of Estrella and Eureka. In addition to the milestone payments, Eureka will invoice Estrella quarterly for additional pass-through costs and expenses incurred in connection with its services under the SOW. Estrella is required to settle invoices within 30 days, with Eureka reserving the right to impose monthly interest charges of 1.5% for undisputed amounts unpaid after 30 days. Estrella will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Eureka under the SOW, other than any taxes on Eureka’s income.

The first invoice payable to Eureka issuable upon execution of the SOW is for $3.5 million, covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones. Prior to the commencement of the patient dosing phase, a deposit of $1.5 million is required to be delivered to Eureka to ensure the readiness for patient treatment expenses and will be applied against the final invoice, and any unused portion will be returned to Estrella following collection of all outstanding fees and costs payable to Eureka under the SOW. Additional invoices will be issued in connection with the patient dosing milestone, amounting to approximately $1.4 million per patient and a total cost $27.5 million for 20 patients, excluding any pass-through costs and additional expenses. The SOW provides an estimated dosing timeline of 6 patients by the end of 2024 and an additional 14 patients by the end of 2025. Lastly, a $2.0 million milestone fee will become due in connection with the study close-out phase, estimated to be completed by the end of 2025. Services provided in connection with this milestone include finalizing patient data, trial data cleaning, statistical analysis, and preparing and submitting the final study report.

As of September 30, 2024, the Company has paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

As of September 30, 2024, two patients have been dosed, and the Company has accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones.

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

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (refer to Note 11). As of September 30, 2024 and June 30, 2024, Eureka collectively owned 69.9% and 69.7% of Estrella on a fully diluted basis, respectively.

Lease

On July 6, 2022, Estrella entered into an office lease contract with Eureka, to lease a 428 square feet office with a $2,000 payment. Under the original lease contract, the sublease agreement commenced on August 1, 2022 and expired on September 30, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023. Therefore, such lease contained a lease term for 12 months and less after amendment. Further, on July 1, 2024, the Company entered into an office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2024 and expires on December 31, 2024 with $2,000 sublease fee per month.

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

For the three months ended September 30, 2024 and 2023, the Company incurred $6,000 and $2,000 rent expense from Eureka. Refer to Note 14.

As of September 30, 2024 and 2023, the outstanding balance of lease payments of $4,000 was recorded as accrued liability - related party on the Company’s unaudited condensed balance sheets, respectively.

Note 10 — Promissory note

On September 29, 2023, Estrella issued an unsecured promissory note to Hongbing Zhang, in the aggregate principal amount of $300,000 (the “Unsecured Note”). Interest began accruing on September 29, 2023 at a rate of 12% per annum until the outstanding amount has been paid in full. The Unsecured Note matures on October 30, 2023 and was paid in full on October 27, 2023.

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

Stock Repurchase Program

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1.0 million of its common stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors. As of September 30, 2024, approximately $0.5 million remained available for repurchases.

As of September 30, 2024 and June 30, 2024, the Company has repurchased 431,723 and 321,724 shares of its common stock. For the three months ended September 30, 2024, the Company repurchased 109,929 shares of its common stock in open market transactions for $150,465 at a weighted average price per share of $1.37. The Company did not repurchase any shares of its Common stock during the same period in 2023.

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

The stock-based compensation expense recorded in the Company’s results of operations. For the three months ended September 30, 2024 and 2023 were $0 and $1,194,653, respectively.

The breakdown of stock-based compensation by categories for the three months ended September 30, 2024 and 2023 are summarized below:

	For the Three months ended September 30, 2024	For the Three months ended September 30, 2023
	(Unaudited)	(Unaudited)
Research and development	$-	$453,968
General and administrative	-	740,685
Total stock-based compensation	$-	$1,194,653

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

For the three months ended September 30, 2024, no additional stock options were granted.

On May 27, 2022, all employees, the board of directors, and other consultants elected to exercise the stock options granted by the Company early. The total proceeds received by the Company amounted to $15,000 and was recorded as other liability due to the terms of the early exercised shares, which are subject to repurchase until such shares are vested and are required to be returned to the Company if the vesting conditions are not satisfied. Such other liability account should be cleared at the time the exercised shares are vested or repurchased. As of September 30, 2024 and June 30, 2024, the unamortized balance of the above mentioned other liability amounted to $0, based on the vesting period.

A summary of early-exercised stock option’s vesting activity are as follows:

	Number of Shares*	Weighted-Average Grant Date Fair Value per share
Balance of unvested early-exercised stock option at June 30, 2023	2,633,082	$0.46
Vested early-exercised stock option	(2,633,082)	$0.46
Balance of unvested early-exercised stock option at June 30, 2024	-	$-
Vested early-exercised stock option	-	$-
Balance of unvested early-exercised stock option at September 30, 2024	-	$-

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

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

On July 1, 2024, the Company entered into an office sublease agreement with Eureka (“Lease 3”) for six months without any renewal option.

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

Rent expense for the three months ended September 30, 2024 and 2023 was $6,000 and $2,000, respectively.

Note 15 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the issuance date. Except as described below, there were no material subsequent events that required recognition or disclosure in the Company’s unaudited condensed financial statements.

Consulting Agreement with Times Investment Holdings Limited

On October 1, 2024, the Company entered into a consulting agreement with Times Investment Holdings Limited (“Times”) to provide financing advice and service in connection with the sale of equity interests in the Company of no less than $10,000,000 on terms acceptable to the Company. Under this agreement, Times is eligible for a success fee and warrants if a financing transaction equal to or exceeding the threshold is completed during the term of the agreement. As of the issuance date of these financial statements, these conditions have not been met, and therefore no warrants have been issued. If the milestones are achieved in future reporting periods, the Company may recognize stock-based compensation expense related to the issuance of these warrants, which could impact future financial results. Management will continue to monitor the status of the milestones and will provide additional disclosures in subsequent filings if warranted.

Consulting Agreement with One Nine Limited

On October 30, 2024, the Company’s Board of Directors approved the issuance of warrants to One Nine Limited (“One Nine”) as part of a consulting agreement dated July 3, 2024 contingent upon the achievement of certain milestones. Specifically, One Nine is eligible for a success fee and warrants if a financing transaction meeting or exceeding a specified threshold is completed during the term of the agreement. As of the issuance date of these financial statements, these conditions have not been met, and therefore no warrants have been issued. If the milestones are achieved in future reporting periods, the Company may recognize stock-based compensation expense related to the issuance of these warrants, which could impact future financial results. Management will continue to monitor the status of the milestones and will provide additional disclosures in subsequent filings if warranted.

Stock option grants

On October 31, 2024, the Board of Directors approved 3.6 million stock options, representing approximately 10% of the Company’s outstanding shares, to the Company’s executives and certain consultants. These options have an exercise price of $0.815 and will vest over three to four years. The grants are expected to result in additional stock-based compensation expense in future periods.

Consulting Agreement with CoFame Investment Management Co. Ltd.

On November 1, 2024, the Company entered into a consulting agreement with CoFame Investment Management Co. Ltd. (“CoFame”) to provide financing advice and service in Asia. The Company’s Chairman of the Board of Directors, Hong Zhang, is the beneficial owner of CoFame. Under the agreement, CoFame will receive an upfront fee of $55,000 and a consulting fee at an annual rate of $220,000. In addition, Hong Zhang will be granted options, vested over 45 months, to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.815. The terms of this agreement were approved by the Audit Committee and the Board of Directors and were deemed to be at fair market value. The option grant is expected to result in additional stock-based compensation expense in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, for purposes of this section, the terms “Company,” “we,” “us,” “our,” refer to Immunopharma, Inc. collectively with its subsidiary Estrella Biopharma, Inc., while the term “Estrella” refers to Estrella Biopharma, Inc. prior to closing of the business combination (the “Business Combination”) with TradeUP Acquisition Corp. (“UPTD”) on September 29, 2023. The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2024 (the “Annual Report”) filed with the SEC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial.

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of September 30, 2024, Estrella has paid $3.5 million to Eureka for covering the fees associated with milestones that have been achieved.

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

As of September 30, 2024, we had an accumulated deficit of approximately $22.9 million. We have remitted payment of approximately $11.2 million to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the Services Agreement on October 10, 2023. In addition, in March 2024, we have paid $3.5 million to Eureka for covering the fees associated with the milestones achieved. In June 2024, we has made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with unused portion of this deposit will be refunded once all expenses are fully settled.

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

The results of operations for the three months ended September 30, 2024 represented our results of operations to be comparable with the same period in 2023.

There are two major expenses incurred for the operation:

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing and clinical trial preparation, which were mainly performed by Eureka. For the three months ended September 30, 2024 and 2023, we incurred approximately $2.8 million and $0.5 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The increase in research and development expenses was mainly due to Estrella incurring higher service fees with Eureka due to completion of two patients dosing under the SOW for the three months ended September 30, 2024 compared to the same period in 2023. The increase was offset by decrease of stock based compensation of approximately $0.5 million as no stock-based compensation was incurred during the three months ended September 30, 2024.

Our breakdown of research and development expenses by categories for the three months ended September 30, 2024 and 2023 are summarized below:

	For the three months Ended September 30, 2024	For the three months Ended September 30, 2023
Consulting and laboratory related fee	$2,826,000	$29,498
Stock based compensation	-	453,968
Total research and development	$2,826,000	$483,466

General and administrative expense

For the three months ended September 30, 2024, and 2023, we incurred approximately $0.6 million and $1.4 million in general and administrative expenses, respectively. The decrease was mainly due to extensive professional fees and stock-based compensation incurred upon the consummation of the Business Combination during the three months ended September 30, 2023, which were not present during the same period in 2024.

Net Loss

We incurred a net loss of approximately $3.4 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of approximately $1.8 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

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

On March 4, 2024, the Company and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agreed to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of September 30, 2024, the Company had expensed approximately $6.3 million to Eureka for covering the fees associated with the milestones achieved. In addition, we deposited $1.5 million with Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

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

In addition, there is no assurance that the Warrant holders will exercise their Warrants because they are currently out of the money. As of September 30, 2024, the closing price of our Common Stock was $1.16 per share, which is significantly lower than the exercise price of the Warrants of $11.50 per share. Therefore, it is unlikely that the warrant holders will exercise their warrants unless the market price of our Common Stock increases substantially above the exercise price. The cash proceeds associated with the exercise of the Warrants are dependent on the stock price and the number of Warrants being exercised. We cannot predict when or if any Warrants will be exercised, and it is possible that none or only a small number of Warrants will ever be exercised. Therefore, we may not be able to rely on the warrant exercise as a source of liquidity or capital resources.

Furthermore, although the Common Stock Purchase Agreement with White Lion provides that the Company may, in its discretion, from time to time, direct White Lion to purchase shares of up to $50.0 million of Common Stock (“Equity Line Shares”) from the Company in one or more purchases in accordance with the Common Stock Purchase Agreement, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement without obtaining majority stockholder approval if such issuance would equal 20% or more of the Company’s outstanding common stock, which had not been obtained as of the date hereof and may not be obtained in the future. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective. As of the date hereof, no Equity Line Shares have been issued to White Lion under the Common Stock Purchase Agreement.

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

Cash Flows

Operating activities

Net cash used in operating activities was approximately $2.2 million for the three months ended September 30, 2024, and was primarily attributable to (a) a net loss of approximately $3.4 million, (b) approximately $1.5 million prepaid expense to Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled, and (c) approximately $0.1 million increase in prepaid expense as we prepaid various service providers which we expect to be amortized within the next 12 months, offset by (a) a $57,000 increase in other payables and accrued liabilities, due to additional professional fees accrued during the period, and (b) approximately $2.7 million increase in accrued liability – related party as additional service charges were incurred from Eureka following the completion of two patients dosing milestone.

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

Financing activities

Net cash used in financing activities was approximately $0.2 million for the three months ended September 30, 2024, and was primarily attributable to approximately $0.2 million payment in stock repurchase.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and June 30, 2024, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

License Agreement

Pursuant to the License Agreement, we were obligated to make (i) a one-time, non-refundable, non-creditable payment of $1.0 million, payable in twelve equal monthly installments, (ii) certain one-time, non–refundable, non-creditable development “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (iii) royalty payments of a single digit percentage on net sales during any consecutive 12-month period.

As of September 30, 2024, we have fully paid the license fee to Eureka.

As of September 30, 2024, two development milestones related to the submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment related to Milestone 1 was accrued by Estrella and paid on October 10, 2023. Milestone payment related to Milestone 2 was accrued by Estrella in July 2024, and the balance was paid on September 3, 2024.

No other development milestones, except those mentioned above, sales milestone, or royalty payment has been earned as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of September 30, 2024, we had remitted to Eureka a total of $10,000,000 plus $117,920 of pass-through costs for services provided pursuant to the Services Agreement.

Statement of Work

Pursuant to the SOW, Estrella agreed to pay Eureka total fees of $33.0 million in connection with the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. As of September 30, 2024, we had paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

In addition, two patients dosing milestone has completed during the three month ended September 30, 2024, and the Company has accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time up to $50.0 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of the date hereof, no Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2024 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

Material Weaknesses

We did not have qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP.

Significant deficiency

We did not have comprehensive written control policies in place related to complex transactions and revenue recognition, or an internal audit function to ensure the internal controls are properly designed and implemented.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Following the identification of the material weakness, we plan to take remedial measures including:

●	hiring additional qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework

●	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act of 2002 compliance requirements and improvement of overall internal control

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal control over financial reporting to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of fiscal year 2024. Additional qualified personnel with appropriate levels of accounting knowledge and experience to address U.S. GAAP accounting issues have been added to prepare and review financial statements and related disclosures under U.S. GAAP. Non-routine transactions are analyzed by in-house staff and third-party consultants to ensure proper accounting treatment. Narratives and policies for business processes that relate to financial statements have been put in place to establish proper segregation of duties and internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to repurchases of our Common Stock during each month of the quarter ended September 30, 2024.8

Issuer Purchases of Common Stock(i)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	98,180	$1.40	419,974	$508,482
August 1, 2024 – August 31, 2024	0	$0	419,974	$508,482
September 1, 2024 – September 30, 2024	11,749	$1.14	431,723	$495,096
Total	109,929

(i)	All shares of Common Stock repurchased during the quarter ended September 30, 2024 were made in open-market transactions pursuant to the authorization of the Company’s board of directors to repurchase up to $1,000,000 of the Company’s common stock as publicly announced in the Company’s press release issued on January 30, 2024 and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on the same date. The authorization does not have an expiration date. While the Company anticipates as of the date hereof that it will continue to repurchase shares of Common Stock pursuant to the authorization, the Company is not obligated to repurchase any particular amount of Common Stock pursuant to the authorization and the timing, method and amount of any repurchases made pursuant to the authorization in the future may depend on market conditions and other factors.

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

Signature	Position	Date

/s/ Cheng Liu	Principal Executive Officer and Chairman	November 14, 2024
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Principal Financial Officer	November 14, 2024
Peter Xu	(Principal Financial Officer and Principal Accounting Officer)