Form 10-KT
period 2024-12-31
Estrella Immunopharma, Inc.
filed 2025-03-25
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 2024 TO DECEMBER 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.10 per share of the Registrant’s common stock on the Nasdaq Stock Market LLC on July 1, 2024, was $ 39,971,984.

The number of Registrant’s shares of common stock issued and outstanding as of March 20, 2025 was 36,165,589.

i

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our” and other similar words refer to Estrella Immunopharma, Inc., a Delaware corporation. As disclosed in a current report on form 8-K filed on November 26, 2024, we have changed our fiscal year end to December 31 from June 30. This transition annual report on form 10-K is for the six-month transition period ended December 31, 2024.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities, performance of our partnerships, and our future performance and financial condition. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected to,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

●	the projected financial information, anticipated growth rate, and market opportunities of Estrella;

●	the ability to maintain the listing of the Common Stock on Nasdaq Stock Market, LLC (the “Nasdaq”);

●	Estrella’s public securities’ potential liquidity and trading;

●	Estrella’s ability to raise financing in the future;

●	Estrella’s success in retaining or recruiting, or changes required in, officers, key employees, or directors;

●	potential effects of extensive government regulation;

●	Estrella’s future financial performance and capital requirements;

●	the impact of supply chain disruptions;

●	high inflation rates and interest rate increases;

●	the impact of the 2022 Russian invasion of Ukraine and 2023 Israel/Hamas conflict;

●	the impact of pandemics, including on preclinical studies and potential future clinical trials; and

●	factors relating to the business, operations, and financial performance of Estrella, including:

●	Estrella’s ability to operate as a standalone company;

●	the initiation, cost, timing, progress, and results of research and development activities, preclinical studies, or clinical trials with respect to Estrella’s current and potential future product candidates;

●	Estrella’s ability to advance research on EB103 and its use in conjunction with CF33-CD19t;

●	Estrella’s ability to identify, develop, and commercialize product candidates;

●	Estrella’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;

●	Estrella’s or Eureka Therapeutics, Inc.’s (“Eureka”) ability to obtain and maintain regulatory approval of Estrella’s current and potential future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

●	Estrella’s ability to obtain funding for its operations;

●	Estrella’s and Eureka’s ability to obtain, maintain and enforce intellectual property protection for their technologies and product candidates;

●	Estrella’s ability to successfully commercialize its current and any potential future product candidates;

●	the rate and degree of market acceptance of Estrella’s current and any potential future product candidates;

●	regulatory developments in the United States and international jurisdictions;

●	Estrella’s and Eureka’s ability to attract and retain key scientific and management personnel;

●	Estrella’s ability to effectively manage the growth of its operations;

●	Estrella’s ability to maintain its current licenses and contractual arrangements with Eureka;

●	potential liability lawsuits and penalties related to Estrella’s licensed or acquired technologies, product candidates, and current and future relationships with third parties;

●	Estrella’s ability to continue to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements; and

●	Estrella’s ability to compete effectively with existing competitors and new market entrants.

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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing T-cell therapies to address treatment challenges for patients with cancers and autoimmune diseases. Our strategy is to harness the evolutionary power of the human immune system to transform the lives of patients with safer, more efficacious T-cell therapies compared to traditional CAR-T therapies. Leveraging cutting-edge cellular engineering technologies, we aim to overcome the limitations of current CAR-T therapies, such as high toxicity and prohibitive costs, so that T-cell therapy treatments can be accessible to a larger patient population. Our innovative ARTEMIS® T Cell Receptor Platform uniquely designs T cells that, unlike a traditional CAR-T cell, are activated and regulated upon engagement with cancer targets using cellular mechanisms more resembling those from the endogenous T-cell receptor (TCR). Our lead product candidate, EB103, is a CD19-directed ARTEMIS T-cell therapy designed to address the unmet medical needs of patients with relapsed or refractory B-cell malignancies, especially those who are not eligible for currently approved T-cell therapies. EB103 is currently in a Phase I/II clinical trial (STARLIGHT-1) to assess safety and determine the Recommended Phase II Dose (RP2D) in patients with relapsed/refractory B-cell Non-Hodgkin’s Lymphomas. As of December 2024, two patients have been treated in the STARLIGHT-1 clinical trial.

We are also developing EB104, which are T-cells that utilize ARTEMIS® technology to target not only CD19, but also CD22. Like CD19, CD22 is expressed on the surface of most B-cell malignancies. EB104’s dual-targeting strategy has the potential to more effectively treat patients with lower surface CD19 density or a greater prevalence of CD22, thus potentially reducing relapse due to CD19 antigen loss.

Solid tumors represent approximately 90% of all cancers. To date, T-cell therapy such as CAR-T has demonstrated limited success in treating solid tumors. One major barrier limiting the potential of T-cell therapy is the lack of tumor-specific targets. We believe that, in collaboration with Imugene and Imugene’s product candidate, CF33-CD19t, an oncolytic virus, EB103 T-cells have the potential to overcome this barrier using a “mark and kill” strategy. This “mark and kill” strategy entails using CF33-CD19t, to induce solid tumor cells into expressing the CD19 protein on the cell surface. Our EB103 T-cells can then pursue and kill the solid tumor cells expressing exogenous CD19, offering a potential treatment to cancers that lack solid tumor-specific targets.

On September 29, 2023, Estrella completed a business combination (the “Business Combination”) with TradeUP Acquisition Corp. (“UPTD”), a blank-check company, under the terms of the Agreement and Plan of Merger dated September 30, 2022. Following the merger, Estrella became a wholly owned subsidiary of UPTD, and UPTD was renamed Estrella Immunopharma, Inc.

On June 26, 2024, Estrella Immunopharma, Inc. merged with its wholly owned subsidiary, Estrella Biopharma, Inc., under Section 253 of the Delaware General Corporation Law. The merger, effective on June 30, 2024, was approved by the Board of Directors and resulted in Estrella Immunopharma, Inc. assuming all assets, liabilities, and obligations of Estrella Biopharma, Inc. On November 27, 2024, the Company established a wholly owned subsidiary in Hong Kong.

Our Strategy

Key elements of our business strategy include:

●	Effectively progress EB103, our lead product candidate, through clinical development. We believe our autologous T-cell therapies have the potential to overcome major limitations of currently approved CAR-T cells with superior safety and efficacy, allowing access to significantly more patients. As of December 2024, we have dosed two patients in the ongoing STARLIGHT-1 Phase I/II clinical trial of EB103 T cells. We anticipate continuing to enroll patients into this trial and complete Phase I portion in 2H of 2025.

●	Expand Total Addressable Market (TAM) in CD19-positive cancers through the demonstration of safety and efficacy of ARTEMIS T-cell in clinical settings for patients not eligible for currently approved T-cell therapies: EB103’s safety profile positions it for potential use in earlier-line treatments, broader adoption in community hospital settings rather than being restricted to specialized medical centers, and the ability to treat high-risk patient groups, thereby increasing market penetration and patient accessibility.

●	Advance our second product candidate, EB104, into clinical development. We are compiling an IND filing for EB104 for the treatment of relapsed/refractory and high-risk B cell malignancies. Phase I trials may not commence until the FDA has approved the IND for EB104.

●	Explore the use of EB103 in conjunction with CF33-CD19t for multiple indications of solid tumors through clinical development. If the Phase I/II Starlight-1 Clinical Trial is successful, we plan to submit an IND filing for the use of EB103 in conjunction with CF33-CD19t in the future. At this time, we have not determined the solid tumor indications to target or an exact timeframe for filing our IND application.

●	Continue to innovate to develop and advance a novel T-cell therapy pipeline. We are committed to developing more disruptive therapies that have the potential to be adopted in earlier lines of treatment and to be delivered in community outpatient settings, as well as treat patients in diverse indications beyond cancer, such as autoimmune diseases.

Our Pipeline of Clinical Programs

We intend to initially focus on advancing our CD19-Redirected ARTEMIS T Cell programs in relapsed/refractory and high-risk blood cancers. Meanwhile, we are advancing a robust pipeline for other hematologic malignancies, solid tumor and autoimmune disease. Our commitment to safety, accessibility, and cost-effectiveness positions us to redefine the T-cell therapy paradigm and deliver transformative solutions to more patients. The following chart summarizes our clinical programs:

Our Therapeutic Focus

Our primary focus is on developing innovative therapies for CD19-positive cancers, a significant subset of hematologic malignancies with high unmet medical needs. Currently approved therapies, such as Kymriah® (Novartis) and Yescarta® (Kite Pharma), have demonstrated efficacy in relapsed or refractory B-cell malignancies but face limitations due to:

●	Severe Toxicities: High rates of Cytokine Release Syndrome (CRS) and immune effector cell-associated neurotoxicity syndrome (ICANS), often requiring hospitalization and intensive management.

●	High Costs: Complex and individualized manufacturing processes that result in significant financial burdens.

●	Restricted Access: Limited availability in specialized tertiary care centers.

Our Approach: EB103 aims to address these challenges by enhancing safety, scalability, and accessibility. Its excellent safety profile allows for broader patient eligibility, including individuals with comorbidities or advanced age and potentially expands treatment access to community settings. Our streamlined production process also enables us to lower the cost of manufacturing.

Opportunities for Increasing Total Accessible Market (TAM) for Blood Cancers with a Best-in-Class CD19 T-cell Therapy

Hematological Cancers

Hematological cancers, or blood cancers, are cancers that begin in blood-forming tissues, such as the bone marrow, or in the body’s immune cells. Examples of hematologic cancers are leukemia, lymphoma, and multiple myeloma. Leukemia is a broad term for cancers of the blood cells. The type of leukemia depends on the type of blood cell that becomes cancerous and whether it grows quickly or slowly. The National Cancer Institute (NCI) estimates that there will be over 62,770 new cases of leukemia in the United States in 2024, representing approximately 3.1% of all new cancer cases. B-cell lymphoma is a type of cancer that forms in B-cells (a type of immune system cell). B-cell lymphomas may be either indolent (slow-growing) or aggressive (fast-growing). NCI estimates 80,620 new cases of non-Hodgkin lymphoma (NHL) in 2024, and B-cell lymphomas make up most (about 85%) of NHL in the United States. There are many different types of B-cell non-Hodgkin lymphomas. These include Burkitt lymphoma (BL), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), and mantle cell lymphoma (MCL).

Limitations of Currently Approved T-cell Therapies

The approvals of CAR-T therapies over the recent years demonstrate the viability of T-cell therapies as a new class of cancer immunotherapies. Analogous to the advent of monoclonal antibodies, we believe that T-cell therapies have the potential to become some of the most impactful cancer immunotherapy products over the next decade, but will first need to overcome certain limitations that have constrained widespread use:

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

According to Vision Research Reports, the cancer immunotherapy market size is expected to grow at a CAGR of 8.34% during the forecasted period of 2024 to 2033 and is expected to grow to $280.11 billion by 2033 compared to $125.73 billion in 2023. However, only about 5,851 patients were treated by current CAR-T therapies this year due to its various limitations described above. We believe that EB103 and EB104 programs have the potential to overcome these limitations and capture the vast majority of untapped TAM through providing a more selective immune response, limiting tertiary costs associated with side effects of treatment, and attacking solid tumors with a “mark and kill” strategy.

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

Traditional treatments for autoimmune diseases have focused on controlling symptoms and slowing disease progression. B-cell depletion therapies, such as CD20-targeting antibodies (e.g., Rituximab, Ocrelizumab) and BAFF inhibitors (e.g., Belimumab), have provided some relief for conditions like lupus and multiple sclerosis. These therapies aim to reduce the number of autoreactive B cells. However, most existing treatments only manage symptoms and are rarely curative. Long-term administration is often required, and patients may experience serious side effects, while the underlying disease continues to progress or return.

We believe CD19-redirected T-cell therapy offers a promising new approach to treating autoimmune diseases. In recent clinical studies, CD19-redirected CAR T-cell therapy has demonstrated the potential to go beyond symptom management by depleting the entire population of autoreactive B cells, leading to rapid and durable disease remission. A notable study in lupus patients demonstrated that a single dose of CD19-targeting CAR T-cells resulted in significant improvements, with most patients entering remission and experiencing long-lasting benefits.

We plan to expand our clinical investigation of our CD19-redirected ARTEMIS T-cell therapy into autoimmune diseases. Our EB201 program, in preclinical development, is being explored as a potential therapeutic approach targeting Systemic Lupus Erythematosus (SLE).

ARTEMIS® Cell Receptor Platform

We are using ARTEMIS® (Antibody Redirected T-Cells with Endogenous Modular Immune Signaling) cell receptor platform technology licensed from Eureka to develop targeted T-cell therapies. The ARTEMIS® platform builds on the successes of current CAR-T therapies by using T-cells engineered to use cellular mechanisms that closely resemble that of endogenous T-cell receptors, producing a more natural and regulated immune response.

The key units of ARTEMIS® T-cells comprise of an antibody-T-cell-receptor (AbTCR) and a co-stimulatory molecule. The AbTCR serves as the core component featuring a target-binding domain derived from an antibody fragment antigen-binding (Fab) region and an effector domain derived from portions of a human gamma/delta (γδ) TCR. Since AbTCR comprises of portions of a human TCR, it naturally associates with the endogenous CD3 complex. This enables the AbTCR to use the same activation and regulatory pathways employed by natural TCRs. The co-stimulatory molecule is an additional key component featuring a target-binding domain derived from a single-chain variable fragment (scFv) and a co-stimulatory domain derived from portions of a human co-stimulatory receptor.

Key Features and Advantages

The ARTEMIS® platform that the Company licensed from Eureka was developed to address CAR-T’s significant tolerability issues, including potentially fatal side effects CRS and ICANS, observed after CAR-T-cell infusions in patients with hematological cancers. We believe that the ARTEMIS® platform and our EB103 T-cell Therapy are superior to current T-cell therapy technologies based on three key features:

Key Features	Advantage
Antibody-based target recognition	The ability to achieve higher specificity and binding affinity to the intended cancer target as compared to TCRs.
AbTCR includes portions of a human TCR

The AbTCR associates with the endogenous CD3 complex enabling the AbTCR to use the same activation and regulatory signaling pathways employed by natural TCRs. This feature may lead to a decreased risk of side effects in patients.

Co-stimulation provided as a separate molecule	The AbTCR construct does not include an intracellular signaling domain covalently-linked to a co-stimulatory domain, and thus has the potential to limit T-cell hyperactivation and consequently, lower the risk of CRS and ICANS commonly observed with CAR-T therapy.

In addition to the advantages provided above, we believe that EB103 T-cells, with decreased risks of side effects, have the potential to be accessible to patients receiving treatments in locations other than dedicated cancer centers. This would potentially allow more patients to be able to receive EB103 T-cells and would ultimately decrease the costs associated with monitoring for side effects following treatment, hospital stays, and other miscellaneous expenses associated with current treatments.

Preclinical Data

Extensive characterization of ARTEMIS® T-cells have been reported in Eureka’s 2018 paper published in Cell Discovery (the “2018 Paper”) in head-to-head studies against second generation CAR-T cells. In these studies, ARTEMIS® T-cells expressing an AbTCR construct targeting CD19 (“AbTCR”) functionally matched the potency of CAR-T cells while exhibiting a better safety profile than CAR-T cells.

Key findings from this study demonstrated the advantages of ARTEMIS® T-cells:

●	Reduced Inflammatory Burden: In side-by-side comparisons, AbTCR T-cells triggered lower levels of inflammatory cytokines (e.g. TNF-α, IL-2, IFN-γ) than CAR-T cells, potentially reducing the risk of CRS/ICANS.

●	Comparable Cellular Cytotoxicity: Despite lower cytokine production, AbTCR T-cells exhibited tumor-killing activity similar to CAR-T cells in multiple tumor cell lines and in mouse models of CD19-positive lymphoma and leukemia.

●	Robust Expansion & Persistence: During T-cell manufacturing, AbTCR-T cells expanded with similar growth kinetics as the CAR T-cells and yielded T-cell populations with similar transduction efficiencies and similar ratios of CD4+ T-cells to CD8+ T-cells. More importantly, AbTCR-T cells in the study are less differentiated and displayed a more naive and stem cell memory T-cell phenotype compared to the CAR T-cells, which may lead to better persistence and improved efficacy.

●	Lower Exhaustion Markers: Antigen-dependent activation of AbTCR T cells expressed similar levels of activation markers such as CD69, CD25 and CD107a (a marker for T-cell degranulation) but AbTCR T-cells expressed fewer markers of T-cell exhaustion, such as PD-1, TIM-3, and LAG-3, potentially translating into longer-lasting anti-tumor responses.

Comparison with FDA-Approved CAR-T Cells (CTL019)

In addition to benchmarking against standard second-generation CAR-T designs, we compared AbTCR-T cells to CTL019, a research-grade version of the FDA-approved Kymriah™. Similar to earlier observations, AbTCR-T cells released significantly lower levels of inflammatory cytokines (including TNF-α, IL-2, IFN-γ, and GM-CSF) than CTL019 T-cells. In the figure below, the purple bar indicates CTL019 targeting NALM-6 (B cell precursor leukemia) plus APCs (monocyte-lineage cells). The green bar indicates AbTCR T cells targeting NALM-6 plus APCs. The blue bar indicates plain T cells (without engineering) targeting NALM-6 plus APCs.

Notably, the presence of AbTCR-T cells also induced monocyte-lineage cells to produce substantially less IL-6 compared to CTL019. Despite this reduced cytokine secretion, anti-tumor efficacy remained intact: in a patient-derived xenograft (PDX) mouse model of primary B-ALL, mice treated with AbTCR-T cells demonstrated tumor inhibition comparable to those treated with CTL019 T-cells.

Thus, consistent with the in vitro studies described above, the study concluded that T-cells engineered with AbTCR reduced cytokine release without a loss of anti-tumor activity in mice using a PDX tumor model that lacked CD80 and CD86 costimulation.

Persistent In Vivo Anti-Tumor Activity

To further evaluate the durability and potency of AbTCR-T cells, their anti-tumor activities were tested in a xenograft model of human CD19-positive B-cell lymphoma. Both AbTCR-T cells and CD19-CAR-T cells generated robust tumor regression and sustained tumor rejection. At the time when mice treated with mock T-cells had to be euthanized, tumor burden was on average approximately 1000-fold less in mice treated with CD19-CAR-T-cells than in the mock-treated mice and on average approximately 5300-fold less in mice treated with AbTCR-T cells than in the mock arm in the experiment. The figure below shows bioluminescent images (left) and total flux (right) over time of three groups of six to eight Raji-implanted mice intravenously administered with 5 × 106 (1) un-transduced donor-matched T-cells (“Mock”), (2) CD19-CAR-T cells (“CAR”), or (3) AbTCR-T cells (“AbTCR”). Doses were based on number of receptor-positive cells.

The ability of persisting AbTCR-T cells to prevent growth of “newly-introduced” tumor cells was demonstrated by re-injecting mice with tumor cells weeks after the T-cells had cleared the initial tumor burden. While tumors grew rapidly in control mice, two to three mice in each of the six groups treated previously with either AbTCR-T cells or CAR-T cells were resistant to Raji lymphoma re-challenge (left). Furthermore, a set of two to three mice in each of the six groups were re-challenged with NALM-6 cancer cells (right), which is CD80 and CD86 negative. The resistance of tumor growth showed that AbTCR T-cells can be used for tumor types which do not express CD28 relevant ligands.

The study found that in vivo cytokine release and exhaustion markers on T-cells recapitulated in vitro findings. Whereas CD19-CAR-T-cell treatment caused marked elevation of inflammatory cytokines, including IL-2, IL-10, IFN-γ, and TNF-α, lower levels of these cytokines were released following AbTCR treatment. Serum cytokine levels were collected and measured from six to eight Raji-bearing mice 24 hours after T-cell dosing.

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

Advancing the ARTEMIS® Platform

Following the study, to further augment AbTCR signaling, Eureka further optimized the ARTEMIS® cell receptor platform to include a co-stimulatory molecule. Importantly, the co-stimulatory molecule is provided as a separate molecule and not directly fused to the AbTCR. This is in contrast to conventional CARs, which include the direct fusion of the target-binding domain to the co-stimulatory and CD3ζ domains, which drives sustained T-cell activation and, often, subsequent release of large amounts of inflammatory cytokines. Thus, unlike the linear CAR design of traditional CAR-T cell platforms, the configuration of the ARTEMIS® cell receptor platform resembles the endogenous TCR/co-stimulatory receptor architecture in which co-stimulation is provided through separate receptors and acts as a potent synergistic signal that is naturally regulated by the body.

EB103 T-cells

Our EB103 T-cells are engineered to express ARTEMIS® cell receptors (i.e., the AbTCR and co-stimulatory molecule) that are designed to recognize and bind to the CD19 antigen on their cell surfaces. Once infused, EB103 T-cells engage CD19-positive cancer cells. The AbTCR expressed on the EB103 T-cell by its nature associates, via its effector domain (γδ TCR chains), with the endogenous CD3 complex. When the AbTCR binds to its target, CD19, expressed on the cancer cell, AbTCR/CD3 complex-mediated signal transduction within the EB103 T-cell is initiated. This signal transduction process ultimately leads to the activation of the EB103 T-cell. A second “enhancement” signal is generated when the co-stimulatory molecule expressed on the EB103 T-cells binds to its target, CD19, expressed on the cancer cell. The main function of the co-stimulatory molecule is to “boost” AbTCR signaling, resulting in increased expansion and survival of EB103 T-cells inside the body. The co-stimulatory molecule has also been optimized to provide EB103 T-cells with enhanced T-cell activation. In summary, EB103 T-cells seek out CD19-positive cancer cells, bind to these cells, and destroy them.

Phase I Clinical Trial at UC Davis Comprehensive Cancer Center

Our Phase 1 clinical trial, STARLIGHT-1 (NCT06343311) is designed to evaluate the safety of EB103 and to determine the Recommended Phase II Dose (RP2D) in adult subjects (≥ 18 years of age) who have relapsed/refractory (R/R) B-cell NHL.

This trial is designed as an open-label, dose escalation, multi-center, Phase I/II clinical trial to assess the safety of EB103 and determine the RP2D in adult subjects (≥ 18 years of age) who have R/R B-cell NHL. The study will include a dose escalation phase followed by an expansion phase. A traditional dose escalation model (3+3 design) will be used to determine the RP2D, and once determined, the expansion phase will commence. Additional subjects will be enrolled in the expansion phase to further confirm the safety profile of EB103 at the RP2D and evaluate the preliminary efficacy of EB103.

As of December 2024, 2 patients have been dosed in the first dose cohort in the STARLIGHT-1 clinical trial.

First Affiliated Investigator-Initiated Study

From November 2018 to April 2021, the First Affiliated Hospital of Xi’an Jiaotong University (“First Affiliated”) conducted an exploratory, single-arm, open-label, non-randomized early investigator-initiated study (“IIS”) to assess the safety and feasibility of administering EB103 T-cells to patients with CD19-positive relapsed/refractory(r/r) B-cell lymphoma. IISs are clinical studies initiated and managed by nonpharmaceutical company researchers who could be an individual investigator, an institution, or a group of institutions, a collaborative study group, or a cooperative group. IIS studies are exploratory in nature. First Affiliated sponsored the IIS study in collaboration with Eureka and conducted the study at First Affiliated. The Ethics Committee of First Affiliated reviewed preclinical data and approved the clinical protocol. The study was registered at www.clinicaltrials.gov as #NCT03642496. All participants in the study provided written informed consent. The study results were published in 2022 in the Journal of Cancer Research and Clinical Oncology.

Patients were eligible for the study if they had histologically confirmed CD19-positive r/r B-cell lymphoma. Previous therapy must have included at least one cycle of R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) or a similar R-CHOP, like chemotherapy. Additional eligibility requirements such as disease measurements were used.

The primary endpoints included the tolerability of EB103 T-cell therapy and the cellular kinetics (i.e., expansion and persistence, which refers to the number of T-cells and continuous presence of T-cells in vivo after infusion) of EB103 T-cells after infusion. Secondary endpoints included best overall response rate (ORR) and duration of response (DoR). The best ORR was defined as the combined percentage of patients who had a complete response (CR) or partial response (PR) at any time after initial infusion. DoR was defined as the time from the first documented disease response (CR or PR) to the date of first documented progression or death due to B-cell lymphoma.

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

During the IIS, 16 patients were enrolled, and a total of 12 patients received EB103 T-cells. Four patients did not receive an infusion because of an inability to manufacture T-cells as a result of the patient’s poor T-cell activation (one patient), high tumor burden (one patient), or active infection (two patients). As of the data cutoff date in April 2021, the median duration of follow-up was 128 days (range: 34 to 728 days). Of the 12 patients treated, six patients (50%) achieved a CR, and four (33%) achieved a PR, with a best ORR of 83%. CRs were durable, including two patients with ongoing CRs for over 22 months.

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

The results of this small, exploratory IIS study, the findings are consistent with the design of the ARTEMIS® platform as a potential alternative to improve upon existing chimeric antigen receptor (CAR) T-cell therapies by reducing toxicity while maintaining efficacy. The study demonstrates the AbTCR platform's potential as a safer and effective cancer treatment, warranting further investigation. EB103 showed robust expansion and persistence in vivo. The results from this early IIS study were disclosed to the FDA as supplementary supporting information for the IND application of EB103 in malignant B-cell lymphoma treatment.

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

Out of ten enrolled patients, eight received ET019003 cells. The median follow-up time was 34 months. Key findings included:

Safety: All patients experienced grade 3 or higher adverse events, primarily hematological toxicities. Three patients (37.5%) experienced grade 1 CRS, which resolved spontaneously. One patient (12.5%) developed grade 3 ICANS, which was reversible with corticosteroids. Serum cytokine elevations were generally modest.

Efficacy: Seven patients (87.5%) achieved clinical responses, with six (75%) achieving CR and five (62.5%) maintaining ongoing CR. The Kaplan-Meier estimated OS at 12-36 months was 75.0% (95% CI: 31.5-93.1). The Kaplan-Meier estimated progression-free survival (PFS) at 12-36 months was 62.5% (95% CI: 22.9-86.1), with a DoR at 12-36 months of 71.4% (95% CI:25.8-92.0). Notably, a patient with primary CNS lymphoma who had been refractory to eight previous lines of therapies achieved a CR lasting over three years without experiencing CRS or ICANS.

Expansion and Persistence: EB103 cells demonstrated peak expansion between 9 and 21 days after infusion. Peak cell counts reached a median of 318 cells/mL in peripheral blood (PB), as measured by flow cytometry, and a median of 76,897 copies/µg of genomic DNA via qPCR. The median area under the curve, representing the total amount of ET019003 cells present over time, was 585,493.5 copies/µg x days. By 12 months post-infusion, ET019003 cells remained detectable in 50% of patients.

These results indicate that ET019003 cells demonstrate a promising safety profile and the potential to induce rapid and durable responses in patients with relapsed or refractory DLBCL, including primary CNS lymphoma. However, further research with larger trials is necessary to validate these findings and verify the long-term safety and efficacy of EB103 T cells in RR DLBCL.

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

Manufacturing

Pursuant to the Services Agreement and Statement of Work #001, among other services, Eureka agreed to provide Estrella with access to Eureka’s T-cell manufacturing and lentiviral vector (LVV) processes in connection with the IND application and clinical trials for EB103. See “Material Agreements - Services Agreement and Statement of Work #001” below for additional information regarding the terms of the agreements.

B104 T-cells

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

EB201 T-cells

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

Our Team and Investors

Pursuant to the Services Agreement entered into on June 28, 2022 and Statement of Work entered into on March 4, 2024, we are supported by Eureka’s scientific team, which is comprised of leaders in the biopharmaceutical, oncology, and T-cell cancer immunotherapy areas. We have leveraged their expertise to analyze preclinical data and design and implement our clinical trials. Our CEO and President, Dr. Cheng Liu, and members of our scientific advisory board are pioneers in their respective fields, each having spent their careers advancing next-generation technologies and providing treatments in these areas. Our Chief Financial Officer, Peter Xu, brings years of executive experience and investment management abilities. In August 2024 we welcomed Ms. Hong Zhang as our Chairperson of the Board. Ms. Zhang is a highly accomplished executive with over 25 years of experience in financial and corporate strategy. We believe the addition of Ms. Zhang to our Board will bring new opportunities to the company’s fundraising efforts.

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

Our product candidates cover both hematological malignancies and solid tumors, and we expect to face direct competition in both areas from companies focused on CAR-T and other cell-based therapies. There are currently eight total FDA-approved drugs or therapies targeting CD19, four of which are CD19-targeting T-cell therapies:

COMPANY	BRAND NAME	YEAR FIRST APPROVED	DISEASE(S)	LOCATIONS APPROVED
Novartis	Kymriah	2017	Acute lymphocytic leukemia; diffuse large B-cell lymphoma; follicular lymphoma	US, EU, UK, Japan, Australia, Canada, South Korea
Kite Pharma (Gilead)	Yescarta	2017	Diffuse large B-cell lymphoma; non-Hodgkin’s lymphoma; follicular lymphoma	US, EU, UK, Japan, Canada, China
Kite Pharma (Gilead)	Tecartus	2020	Mantel cell lymphoma; acute lymphocytic leukemia	US, EU, UK
Juno (Bristol Myers Squibb)	Breyanzi	2021	Diffuse large B-cell lymphoma; follicular lymphoma	US, Japan, EU, UK, Canada

Our competitors operating in the T-cell therapy space include, but are not limited to:

●	Novartis (Product: Kymriah)

●	Kite Pharma, Inc. (Products: Yescarta and Tecartus)

●	Juno Therapeutics Inc. (Bristol Myers Squibb) (Product: Breyanzi)

●	JW Therapeutics (Product: Carteyva/Relma-cel)

●	Adaptimmune Therapeutics PLC (Product Candidate: ADP-A2M4CD8 SPEAR)

●	Adaptimmune Therapeutics PLC (Product Candidate: TC-520)

●	Poseida Therapeutics (Product Candidates: P-BCMA-ALLO1, P-MUC1C-ALLO1, and P-PSMA-ALLO1)

●	Autolus Therapeutics PLC (Product Candidates: obe-cel and Auto1/22)

Our competitors pursuing CD19 targeted drugs outside of the T-cell therapy space include, but are not limited to:

●	Amgen, Inc. (Product: Blincyto)

●	MorphoSys AG (Product: Monjuvi)

●	Horizon Therapeutics plc (Product: Uplizna)

●	ADC Therapeutics SA (Product: Zynlonta)

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

Pursuant to the terms of the License Agreement, in partial consideration of Eureka’s grant of the rights and licenses to Estrella, Estrella agreed to pay Eureka a one-time, non-refundable, non-creditable payment of $1.0 million. As of October 2023, $1.0 million has been paid to Eureka.

Eureka is eligible to receive up to five one-time development milestone payments from Estrella in the aggregate amount of approximately $60.2 million if all five development milestones are achieved. Effective as of March 1, 2023, the parties further amended the License Agreement to provide that if any development milestone is achieved prior to the Closing of the Business Combination, the corresponding development milestone payment will not be due to Eureka until the Closing of the Business Combination. On January 30, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement, which became due and payable to Eureka upon the Closing of the Business Combination.

Eureka is also eligible to receive up to four one-time sales milestone payments from Estrella based on the aggregate net sales of all Licensed Products by or on behalf of Estrella or any of its affiliates or sublicensees in the Licensed Territory during any consecutive 12-month period in the aggregate amount of $225.0 million if all four sales milestones are achieved. Each sales milestone payment will only be paid once, regardless of the number of Licensed Products or the number of times a given sales milestone has been achieved. Estrella is also responsible (with input from Eureka) for the preparation, filing, prosecution, and maintenance of the patent rights, including all associated costs.

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

As of December 31, 2024, we have fully paid the $1.0 million license fee to Eureka.

On January 30, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement, which was paid on October 10, 2023. With the dosing of the first patient in July 2024 in the STARLIGHT-1 clinical trial, the development milestone pursuant to Section 8.2.1 (First Patient Dosed in the First Clinical Trial of a Licensed Product) in the Licensing Agreement with Eureka was met. As a result, Estrella made a payment of $50,000 to Eureka for reaching this milestone. No other development milestone, sales milestone, or royalty payment has been earned as of December 31, 2024, as we do not have any product candidates approved for sale and have not generated any revenue from product sales. As of February 2025, three patients have been dosed in the STARLIGHT-1 clinical trial.

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

Data Privacy and Security Laws

We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, in Europe we are subject to the General Data Protection Regulation (the “GDPR”) in relation to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (the “EEA”), including health and medical information of these participants. The GDPR also provides that individual EEA countries may introduce further conditions of their own, including limitations which could limit our ability to collect, use and share personal data.

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

Material Agreements

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of December 31, 2024, we have settled all amounts owed under this agreement.

Statement of Work

Pursuant to the Statement of Work, effective March 4, 2024, as amended, we committed to paying Eureka $33.0 million for services related to the Phase I/II clinical trial of EB103, a T-cell therapy targeting CD19 using ARTEMIS® T-cell technology. As of December 31, 2024, Estrella has paid $3.5 million to Eureka for the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled. In addition, two patients dosing milestones were completed during the six-month transition period ended December 31, 2024, and the Company has accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones.

The amended SOW, as entered on May 13, 2024, clarifies that, in the event Estrella exercises its right to terminate or suspend the engagement with Eureka by providing written notice, Estrella will only be obligated to compensate Eureka for (i) services provided in connection with milestones achieved prior to the termination notice, (ii) reasonable and documented pass-through costs incurred prior to the termination notice, and (iii) amounts payable to third parties for commitments reasonably entered into prior to the termination notice, provided that Eureka makes commercially reasonable efforts to cancel or reduce such commitments.

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

We are a clinical-stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to preparing for the Business Combination, drafting regulatory filings (including the INDs), planning and conducting preclinical and clinical studies, and building our management team, and we have incurred significant operating losses. Our net losses were approximately $4.4 million and $7.3 million for the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024, respectively. As of December 31, 2024, and June 30, 2024, we had an accumulated deficit of approximately $23.9 million and $19.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with preparing for the Business Combination, regulatory filings, and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for our current and potential future product candidates.

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

As of December 31, 2024 and June 30, 2024, we had approximately $0.9 million and $4.2 million, respectively, in cash and cash equivalents. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

We may not be able to initiate or continue any clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. We cannot predict how difficult it will be to enroll patients for trials in the indications we are studying. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;

●	patient eligibility criteria defined in the clinical trial protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity and availability of clinical trial sites for prospective patients;

●	willingness of physicians to refer their patients to our clinical trials;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	our ability to obtain and maintain patient consents;

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

●	factors we may not be able to control, such as current or potential pandemics, that may limit the availability of patients, principal investigators or staff or clinical sites to participate in our clinical trials.

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

Our management has a limited understanding of artificial intelligence (“AI”), and may not be able to fully asses potential risks posed to our business by AI or to capture any potential benefits to our business AI could provide. In the event AI is used to better effect by our competitors it could lead to countervailing discoveries that may undermine our current pipeline. Our limited understanding of AI could also lead to potential security risks and breaches.

The potential adoption and integration of Artificial Intelligence (AI) in our operations present a range of risks that could adversely affect our business. AI technologies are evolving rapidly, and our management has limited ability to fully assess or predict the potential long-term risks and disruptions they may bring. As AI technologies continue to develop, we may face significant challenges in adapting to new market conditions or operational realities, as competitors may leverage AI to gain competitive advantages or disrupt established business models.

Moreover, AI systems have the potential to make unforeseen or unintended discoveries that may disrupt existing products, services, or business strategies. These countervailing discoveries could render our current operations or offerings obsolete, or cause unforeseen consequences that are difficult to mitigate. As AI-driven developments evolve, the risk of encountering these unintended outcomes increases, and our ability to anticipate or control them may be limited.

Additionally, the rapid deployment of AI by competitors could create significant competitive risks. Competitors may be able to develop or adopt AI technologies faster than we can, potentially outpacing our innovation or efficiency improvements. This could result in a loss of market share, reduced profitability, and increased difficulty in maintaining a competitive position within our industry.

AI systems, if not adequately secured, could expose our company to cybersecurity threats, including data breaches, intellectual property theft, and system compromises. The exploitation of such vulnerabilities could lead to reputational damage, legal liabilities, and regulatory penalties.

Given these risks, our management may not be able to fully identify, assess, or address all the potential negative consequences associated with AI. As such, AI-related risks, including those from competitors’ advancements, security breaches, and unforeseen discoveries, could materially disrupt our operations and adversely affect our financial performance.

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

Our business is subject to risks associated with conducting business internationally. Some of our future clinical trials may be conducted outside of the United States and we may enter into key supply arrangements or do other business with persons outside of the United States. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting, and changing laws and regulations such as those relating to privacy, data protection and cybersecurity, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the commercialization of our product candidates in various countries;

●	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property rights;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand, and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation, and insurance; and

●	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

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

Moreover, the patent positions of biotechnology companies like ours are generally uncertain because they may involve complex legal and factual considerations that have, in recent years, been the subject of legal development and change. The relevant patent laws and their interpretation, both inside and outside of the United States, is also uncertain. Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect our platform technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe, misappropriate or otherwise violate our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our in-licensed platform technology and inventions, our product candidates, future inventions and improvements. We cannot guarantee that patents will be granted with respect to any patent applications we may file or in license in the future, nor can we be sure that any patents that may be granted to us or our licensors in the future will be commercially useful in protecting our products, or the methods of use or manufacture of those products. Additionally, third parties, including our former employees and collaborators, may challenge the ownership or inventorship of our licensed or future patent rights to claim that they are entitled to ownership and inventorship interest, and we may not be successful in defending against such claims. However, we are not currently facing any such challenges. Moreover, issued patents do not guarantee the right to practice our in-licensed or owned technology or inventions in relation to the commercialization of our products. Issued patents only allow us to block - in some cases - potential competitors from practicing the claimed inventions of the issued patents.

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

We license rights from third parties to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to the License Agreement with Eureka and Eureka Therapeutics (Cayman), Inc. For a more detailed description of the License Agreement, see the section titled “Business - Intellectual Property.”

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

We have certain obligations to third-party licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from other third parties to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of our existing license agreements, see the section titled “Business - License Agreement.” If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.

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

Patents have a limited lifespan. The term of individual patents and applications in-licensed to us and in our portfolio in the future depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we would file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. Extensions of a patent term may be available, but there is no guarantee that such patents may be eligible for extension, or that we would succeed in obtaining any particular extension, and no guarantee any such extension would confer a patent term for a sufficient period of time to exclude others from commercializing product candidates similar or identical to ours. In the United States, the term of a patent may be eligible for patent term adjustment, which permits patent term restoration as compensation for delays incurred at the USPTO during the patent prosecution process. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. While the length of the patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent per approved drug - and only those claims covering the approved drug, a method for using it or a method for manufacturing it - may be extended under the Hatch-Waxman Act. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval or applicable approval in other jurisdictions, we expect to apply for patent term extensions on any issued patents covering those products in the United States and other jurisdictions where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. An extension may not be granted because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If a patent term extension is not granted or the term of any such extension is less than requested, the period during which we can enforce such patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our in-licensed patents and any patent rights we may own or in-license in the future. The USPTO and various non-U.S. patent offices require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse, of our patent counsel or other applicable patent maintenance vendors, can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical product candidates or platforms, which could have a material adverse effect on our business prospects and financial condition.

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

We share our facilities with Eureka (“Facilities”) located in Emeryville, California, near major earthquake faults, fire zones and the shore of San Francisco Bay. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, power shortage, telecommunication failure, or other natural or man-made accidents or incidents that result in us being unable to fully utilize the Facilities may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to the Facilities may result in increased costs, delays in the development of our product candidates, or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations, and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of the Facilities, that damaged critical infrastructure, such as research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In the event of an accident or incident at the Facilities, we cannot assure our investors that the amounts of insurance payable, if any, will be sufficient to satisfy any damages and losses. If the Facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Pursuant to the 2023 Omnibus Incentive Plan (the “2023 Plan”), the Estrella Board or a committee appointed by the Estrella Board to administer the 2023 Plan (the “Incentive Plan Administrator”), is authorized to grant stock options to Estrella’s employees, directors, and consultants. Initially, the maximum aggregate number of shares of Common Stock that may be issued pursuant to stock awards under the 2023 Plan will be equal to the number of shares of Common Stock initially reserved thereunder. In 2023, the number of shares authorized for issuance thereunder was approximately 3,520,123  shares of Common Stock. In addition, annually on the first trading day of the calendar year beginning in calendar year 2024, such share reserve will automatically increase by 5% of the total number of shares of Common Stock outstanding as of the last day of the immediately preceding calendar year, unless the 2023 Plan Administrator acts prior to January 1 of such year to provide that there will be no increase or a lesser increase in the share reserve for that year. Unless the 2023 Plan Administrator acts not to increase the number of shares available for issuance under the Incentive Plan, Estrella stockholders may experience additional dilution, which could cause Estrella’s stock price to fall.

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

The exercise price for our Private Warrants is $11.50 per-share (subject to adjustment as described herein), which exceeds the market price of our Common Stock, which was $1.12 per share based on the closing price of our Common Stock on the Nasdaq Capital Market on January 2, 2025. If all of our Warrants were exercised in full for cash, we would receive an aggregate of approximately $25,472,500. We do not expect warrant holders to exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Warrants remain out-of-the money. There can be no assurance that the Warrants will ever be in the money prior to their expiration and, as such, the Warrants may expire worthless.

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

In connection with the audits of Estrella’s financial statements for the fiscal year ended June 30, 2024, and the six-month transition period ended December 31, 2024, material weaknesses in Estrella’s internal control over financial reporting were identified in relation to Estrella’s lack of qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

The identified material weaknesses, if not corrected, could result in a material misstatement to Estrella’s consolidated financial statements that may not be prevented or detected.

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in fiscal year ended June 30, 2023. The implementation of the material aspects of this plan took place during 2024. Additional qualified out-sourced personnel with appropriate levels of accounting knowledge and experience to address U.S. GAAP accounting issues have been added to prepare and review financial statements and related disclosures under U.S. GAAP. Non-routine transactions are analyzed by the chief financial officer and third-party consultants to ensure proper accounting treatment. Narratives and policies for the Company’s business processes that relate to financial statements have been put in place to establish proper segregation of duties and internal controls. While the Company has remediated certain previously identified material weaknesses, our chief executive officer and chief financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. If Estrella fails to establish and maintain proper internal financial reporting controls, its ability to produce accurate financial statements or comply with applicable regulations could be impaired.

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

During the six-month transition period ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

Holders

As of December 31, 2024, there were 18 registered holders of record of our Common Stock and 1 holder of record of our warrants. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

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

The following table provides information with respect to repurchases of Common Stock during each month of the six-month transition period ended December 31, 2024.

Issuer Purchases of Common Stock(i)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	98,180	1.40	419,974	$508,482.00
August 1, 2024 – August 31, 2024	0	0	419,974	$508,482.00
September 1, 2024 – September 30, 2024	11,749	1.14	431,723	$495,096.00
October 1, 2024 - October 31, 2024	0	0	431,723	$495,096.09
November 1, 2024 – November 30, 2024	19,822	0.99	451,545	$475,521.53
December 1, 2024 - December 31, 2024	35,434	1.25	486,979	$431,083.45
Total	55,256

(i)	All shares of Common Stock repurchased during the quarter ended December 31, 2024 were made in open-market transactions pursuant to the authorization of the Company’s board of directors to repurchase up to $1,000,000 of the Company’s common stock as publicly announced in the Company’s press release issued on January 30, 2024 and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on the same date. The authorization does not have an expiration date. While the Company anticipates as of the date hereof that it will continue to repurchase shares of Common Stock pursuant to the authorization, the Company is not obligated to repurchase any particular amount of Common Stock pursuant to the authorization and the timing, method and amount of any repurchases made pursuant to the authorization in the future may depend on market conditions and other factors.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, for purposes of this section, the terms “Company,” “we,” “us,” “our,” refer to Immunopharma, Inc. collectively with its subsidiary Estrella Biopharma, Inc., while the term “Estrella” refers to Estrella Biopharma, Inc. prior to closing of its merger with the Company on June 26, 2024. The following discussion and analysis of our results of operations and financial condition should be read together with our audited financial statements and the notes thereto, which are included elsewhere in this Report and our audited financial statements as exhibit 99.1 on Form 8-K filed with the SEC on October 5, 2023 and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Company’s Registration Statement on Form S-1, filed with the SEC on October 11, 2023 and amended on November 13, 2023 and December 18, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In November 2024, our Board of Directors approved a change to our fiscal year end from June 30 to December 31. References to a specific year are the six-month Transition Period ended December 31, 2024, and our Fiscal Years 2024 and 2023 are for the twelve months ended June 30, 2024 and 2023, unless otherwise noted.

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

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial.

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of December 31, 2024, Estrella has paid $3.5 million to Eureka for covering the fees associated with milestones that have been achieved. In addition, two patients have been dosed as of December 31, 2024, and we have accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones

To date, Estrella has funded its operations primarily from the June 28, 2022 issuance of $5.0 million of our Series A Preferred Stock, and net proceeds of approximately $20.1 million raised from completion of the Business Combination on September 29, 2023. We have a limited operating history. Since our inception, our operations have focused on preparing for the Business Combination, regulatory filings (including the INDs), planning preclinical and clinical studies, and building our management team. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

As of December 31, 2024, we had an accumulated deficit of approximately $23.9 million. We have remitted payment of approximately $11.2 million to Eureka, consisting of the upfront payment incurred under the License Agreement and monthly service provided by Eureka under the 2022 Services Agreement on October 10, 2023. Under SOW#001, we have paid $3.5 million in March 2024 to Eureka for covering the fees associated with the milestones achieved and made a deposit of $1.5 million in June 2024, towards patient treatment expenses, which will be applied to the final invoice, with unused portion of this deposit will be refunded once all expenses are fully settled.

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

On November 25, 2024, our Board of Directors approved a change to our fiscal year end from June 30 to December 31. References to a specific year are the six-month Transition Period ended December 31, 2024, and our Fiscal Years 2024 and 2023 are for the twelve months ended June 30, 2024 and 2023, unless otherwise noted.

Results of Operations

Estrella was formed on March 30, 2022, and has not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing of our initial product candidates, EB103 and EB104, preparation and submission of the IND Application for and researching the use of EB103 in conjunction with CF33-CD19t.

Results of Operations for the Six-Month Transition Period Ended December 31, 2024 Compared With the Six Month Period Ended December 31, 2023 (unaudited)

There are two major expenses incurred for the operation:

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing, the preparation and conduct of clinical trial, which were mainly performed by Eureka. For the six months ended December 31, 2024 and 2023, we incurred approximately $2.9 million and $0.6 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The increase in research and development expenses was mainly due to Estrella incurring higher service fees during the clinical phase and completion of two patients dosing under the SOW for the six months ended December 31, 2024 compared to the same period in 2023. The increase was offset by decrease of stock-based compensation of approximately $0.5 million.

Our breakdown of research and development expenses by categories for the six months ended December 31, 2024 and 2023 are summarized below:

	For the six months Ended December 31, 2024	For the six months Ended December 31, 2023
		(Unaudited)
Consulting and laboratory related fee	$2,851,435	$104,957
Stock based compensation	7,131	453,968
Total research and development	$2,858,566	$558,925

General and administrative expense

For the six months ended December 31, 2024, and 2023, we incurred approximately $1.6 million and $2.3 million in general and administrative expenses, respectively. The decrease was mainly due to extensive professional fees and stock-based compensation incurred upon the consummation of the Business Combination during the six months ended December 31, 2023, which were not present during the same period in 2024.

Net Loss

We incurred a net loss of approximately $4.4 million and $2.9 million for the six months ended December 31, 2024 and 2023, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Results of Operations for the Year Ended June 30, 2024, Compared With the Year Ended June 30, 2023

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing, preparation and conduct of the STARLIGHT-1 clinical trial, which were mainly performed by Eureka. For the years ended June 30, 2024 and 2023, we incurred approximately $4.1 million and $10.5 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The decrease in research and development expenses was mainly due to Estrella incurring lower service fees with Eureka due to a lower volume of service rendered under the Services Agreement for the year ended June 30, 2024 compared to the same period in 2023. In addition, for the year ended June 30, 2024, we have incurred $3.5 million R&D expense from Eureka for achieving the milestones related to SOW.

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

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalent of approximately $0.9 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

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

On March 4, 2024, the Company and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agreed to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of December 31, 2024, the Company had expensed approximately $6.3 million to Eureka for covering the fees associated with the milestones achieved. In addition, we deposited $1.5 million with Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

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

In addition, there is no assurance that the Warrant holders will exercise their Warrants because they are currently out of the money. As of December 31, 2024, the closing price of our Common Stock was $1.24 per share, which is significantly lower than the exercise price of the Warrants of $11.50 per share. Therefore, it is unlikely that the warrant holders will exercise their warrants unless the market price of our Common Stock increases substantially above the exercise price. The cash proceeds associated with the exercise of the Warrants are dependent on the stock price and the number of Warrants being exercised. We cannot predict when or if any Warrants will be exercised, and it is possible that none or only a small number of Warrants will ever be exercised. Therefore, we may not be able to rely on the warrant exercise as a source of liquidity or capital resources.

Furthermore, although the Common Stock Purchase Agreement with White Lion provides that the Company may, in its discretion, from time to time, direct White Lion to purchase shares of up to $50.0 million of Common Stock (“Equity Line Shares”) from the Company in one or more purchases in accordance with the Common Stock Purchase Agreement, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement without obtaining majority stockholder approval if such issuance would equal 20% or more of the Company’s outstanding common stock, which had not been obtained as of the date hereof and may not be obtained in the future. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective. As of December 31, 2024, 70,000 Equity Line Shares have been issued to White Lion under the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

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

Cash Flows

Operating activities

Net cash used in operating activities was approximately $3.1 million for the six-month transition period ended December 31, 2024, and was primarily attributable to (a) a net loss of approximately $4.4 million, (b) approximately $1.5 million prepaid expense to Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled, and (c) approximately $0.4 million increase in prepaid expense as we prepaid various service providers which we expect to be amortized within the next 12 months, offset by (a) an approximately $0.1 million increase in other payables and accrued liabilities, due to additional professional fees accrued during the period, (b) approximately $2.8 million increase in accrued liability – related party as additional service charges were incurred from Eureka following the completion of two patients dosing milestone, and (c) approximately $0.4 million increase in non-cash item of stock-based Compensation related to the stock options granted our employees, board of directors, and other consultants under the Incentive Plan in October 2024.

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

Financing activities

Net cash used in financing activities was approximately $0.1 million for the six-month transition period ended December 31, 2024, and was primarily attributable to approximately $0.2 million payment in stock repurchase, offset by approximately $79,000 net proceeds received from issuance of common stock through stock purchase agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and June 30, 2024, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

As of December 31, 2024, we have fully paid the $1.0 million license fee to Eureka.

As of December 31, 2024, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) have been earned by Eureka under the Agreement. The $50,000 milestone payment related to Milestone 1 was accrued by Estrella and paid on October 10, 2023. The $50,000 milestone payment related to Milestone 2 was accrued by Estrella in July 2024, and paid on September 3, 2024.

No other development milestones, except those mentioned above, sales milestone, or royalty payment have been earned as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of December 31, 2024, we had remitted to Eureka a total of $10,000,000 pursuant to the Services Agreement.

Statement of Work

Pursuant to the SOW, Estrella agreed to pay Eureka total fees of $33.0 million in connection with the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. As of December 31, 2024, we had paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

In addition, two patients dosing milestones were completed during the six-month transition period ended December 31, 2024, and the Company has accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time up to $50.0 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of December 31, 2024, 70,000 Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level as of December 31, 2024.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework).

Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the lack of qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Attestation Report of the Registered Public Accounting Firm

As an emerging growth company under the JOBS Act, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in fiscal year ended June 30, 2023. The implementation of the material aspects of this plan took place during 2024. These remediation efforts included:

●	Adding qualified personnel with appropriate levels of accounting knowledge and experience to address U.S. GAAP accounting issues and prepare and review financial statements and related disclosures

●	Implementing processes whereby non-routine transactions are analyzed by in-house staff and third-party consultants to ensure proper accounting treatment

●	Establishing narratives and policies for business processes that relate to financial statements to ensure proper segregation of duties and internal controls

While the Company has remediated certain previously identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Name	Age	Position(s) Held
Executive Officers
Dr. Cheng Liu	59	Chief Executive Officer, President and Director
Peter Xu	55	Chief Financial Officer
Non-Employee Directors
Hong Zhang	55	Director and Chairperson of the Board
Dr. Marsha Roberts	56	Director
Fan Wu	52	Director
Janelle Wu	52	Director
Pei Xu	43	Director

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

Board of Directors Meetings

During the six-month transition period ended December 31, 2024, our board met twice, including videoconference meetings, the audit committee met once, the compensation committee did not meet. nor did the nominating and corporate governance committee. All directors attended 100% of the aggregate number of meetings of the board and all of the audit committee members attended 100% of the audit committee meetings.

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

Estrella 2022 Incentive Plan

Estrella’s board of directors adopted, and Estrella’s stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”) on May 27, 2022 and will automatically terminate on the day before the 10th anniversary of the earlier of the board of directors’ or stockholders’ plan adoption date. As of December 31, 2024, under the 2022 Plan, there were no options to purchase Estrella common stock outstanding (as all options have been early exercised), and no shares of Estrella common stock remained available for future issuance.

Estrella 2023 Incentive Plan

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on September 29, 2023. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan.

The stated purposes of the 2023 Plan are to: (i) encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives: (ii) give participants in the 2023 Plan (“Participants’) an incentive for excellence in individual performance; (iii) promote teamwork among Participants; and (iv) give the Company a significant advantage in attracting and retaining key employees, directors and consultants.

Under the terms of the 2023 Plan, subject to certain adjustments made in accordance therewith, the Administrator (as defined in the 2023 Plan) of the 2023 Plan is authorized to deliver Awards (as defined in the 2023 Plan) granted under the 2023 Plan an aggregate of 3,520,123 shares of common stock. However, the 2023 Plan provides, that the total number of shares of common stock that will be reserved and that may be issued under the 2023 Plan will automatically increase on the first trading day of each calendar year, beginning with the calendar year 2024, by a number of shares of common stock equal to five percent (5%) of the total number of Outstanding Shares (as defined in the 2023 Plan) on the last day of the prior calendar year. Accordingly, as of January 2, 2025, there were 7,381,860 shares reserved for issuance under the 2023 Plan.

As of December 31, 2024, under the 2023 Plan, there were 3,600,000 Options (as defined below) to purchase Estrella’s common stock, issued and outstanding. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. -- Securities Authorized for Issuance Under Equity Compensation Plans” for a complete description and breakdown of our outstanding options.

Awards. The 2023 Plan provides for the grant of stock options, share appreciation rights (“SARs”), restricted shares (“Restricted Shares”), restricted share units (“RSUs”), and other share awards to directors, employees, and consultants of Estrella.

Plan Administration. Estrella’s board of directors administers and interprets the provisions of the 2023 Plan. Estrella’s board of directors may delegate any or all its powers under the 2023 Plan to a committee appointed by Estrella’s board of directors (to the extent permitted under applicable law and regulations), except that Estrella’s board of directors retains control to amend or terminate the plan and to determine share issuances pursuant to the terms of the 2023 Plan. Under the 2023 Plan, Estrella’s board of directors (or a committee delegated by Estrella’s board of directors) has the authority to construe terms of awards granted under the 2023 Plan and to, among other things, prescribe, amend, and rescind rules and regulations relating to the 2023 Plan, suspend or terminate the 2023 Plan, determine the terms and provisions of awards granted under the 2023 Plan, and to make all other determinations in the judgment of the Estrella board of directors necessary or desirable for the administration of the 2023 Plan.

Stock Options and Stock Appreciation Rights. All stock options and SARs are granted with an exercise price per share that is no less than the fair market value (as defined under the 2023 Plan) of Common Stock on the date of grant of such award, unless granted pursuant to an assumption of or substitution for another stock option or SAR pursuant to a certain transactions and in a manner consistent with the provisions of Section 409A of the Code and other applicable law.

Restricted Shares and RSUs. The terms and conditions of Restricted Share Award Agreements and RSU Award Agreements may change from time to time, and the terms and conditions of separate Restricted Share Award Agreements and RSU Award Agreements need not be identical. Each Restricted Share Award Agreement or RSU Award Agreement will conform to (through incorporation of the provisions of the 2023 Plan by reference in the agreement or otherwise) certain customary provisions, including that Restricted Shares and RSUs may be awarded for past services to Estrella, subject to forfeiture in certain circumstances, transferable only under certain conditions, and provisions relating to dividends.

Changes to Capital Structure. If, through or as a result of Estrella’s merger, consolidation, sale of all or substantially all of Estrella’s assets, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar transaction, (i) the outstanding shares of Estrella common stock are increased, decreased, or exchanged for a different number or kind of shares or other securities of Estrella, or (ii) additional shares or new or different or other securities of Estrella or other noncash assets are distributed with respect to such shares of Estrella common stock or other securities, an appropriate and proportionate adjustment shall be made in (x) the maximum number and kind of shares reserved for issuance under the 2023 Plan, (y) the number and kind of shares or other securities subject to any then outstanding stock options, and (z) the price for each share or other security subject to any then outstanding stock options, so that upon exercise of such stock options, in lieu of the share of Estrella common stock for which such options were then exercisable, the relevant optionee shall be entitled to receive, for the same aggregate consideration, the same total number and kind of shares or other securities, cash or property that the owner of an equal number of outstanding shares of Estrella common stock immediately prior to the event requiring adjustment would own as a result of the event.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the six-month transition period ended December 31, 2024. To our knowledge, during the six-month transition period ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except the Form 4s for Dr. Cheng Liu and Mr. Peter Xu’s October 2024 options grants, both of which were filed late.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, Estrella has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for Estrella’s named executive officers (“NEOs”) for the six-month transition period ended December 31, 2024, including its Chief Executive Officer Dr. Cheng Liu, Chief Financial Officer Peter Xu. These NEOs were the only Estrella’s executive officers serving in the six-month transition period ended December 31, 2024, with compensation in excess of $100,000.

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

The compensation program for Dr. Liu for the six-month transition period ended December 31, 2024, consisted of base salary and stock-based compensation under the Company’s 2023 Omnibus Incentive Plan, as described below.

●	Base Salary. Dr. Liu is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For the calendar year ended December 31, 2024, Dr. Liu’s annual salary was $250,000; for the six months ended December 31, 2024, Dr. Liu’s total salary was $125,000.

●	Short-Term Cash Incentives. For the six months ended December 31, 2024, Estrella did not pay Dr. Liu a discretionary cash bonus, nor any short-term cash bonuses to Dr. Liu pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. During the six months ended December 31, 2024, Estrella did not grant any short-term equity incentive awards to Dr. Liu.

●	Long-Term Equity Incentives. During the six months ended December 31, 2024, Estrella granted an option to purchase 1.0 million shares to Dr. Liu at an exercise price of $0.815 per share, with 25% of the option vested on the grant date of October 30, 2024 and the remaining 75% to vest in equal monthly installments during the subsequent 36 months.

The compensation program for Mr. Xu for the six-month transition period ended December 31, 2024, consisted of base salary and stock-based compensation under the Company’s 2023 Omnibus Incentive Plan, as described below.

●	Base Salary. Mr. Xu is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For the calendar year ended December 31, 2024, Dr. Liu’s annual salary was $250,000; for the six months ended December 31, 2024, Dr. Liu’s total salary was $125,000.

●	Short-Term Cash Incentives. For the six months ended December 31, 2024, Estrella did not pay Mr. Xu a discretionary cash bonus, nor any short-term cash bonuses to Dr. Liu pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. During the six months ended December 31, 2024, Estrella did not grant any short-term equity incentive awards to Mr. Xu.

●	Long-Term Equity Incentives. During the six months ended December 31, 2024, Estrella granted an option to purchase 1.0 million shares to Peter Xu at an exercise price of $0.815 per share, with 25% of the option vested on the grant date of October 30, 2024 and the remaining 75% to vest in equal monthly installments during the subsequent 36 months.

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

Annual Cash Bonuses

As part of our pay-for-performance philosophy, Estrella believes annual cash incentive awards can be used to motivate and reward employees. We intend to adopt a formal bonus plan in which certain of our employees, including the named executive officers, will be eligible to participate going forward but have not done so as of the date of this Annual Report. For the six-month transition period ended December 31, 2024, no named executive officer received any form of cash bonus.

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

Outstanding Equity Awards as of December 31, 2024

The following table shows information regarding outstanding equity awards held by the named executive officers as of December 31, 2024.

Name	Grant Date	Option Expiration Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Dr. Cheng Liu	10/30/2024	10/30/2034	708,334	$850,001
Peter Xu	10/30/2024	10/30/2034	708,334	$850,001

(1)	For both option awards, 25% of the award vested on the vesting commencement date of October 30, 2024, with the remaining 75% of the award vesting monthly in substantially equal installments over the subsequent 36 months.

(2)	The amount in this column reflects a closing price of $1.20 per share of Common Stock as of December 31, 2024 multiplied by the amount shown in the column for the number of shares of Common Stock that had not yet vested as of December 31, 2024.

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

Director Compensation

Estrella’s non-employee directors are entitled to receive $5,000 in compensation per quarter for services rendered to Estrella effective January 1, 2024. A one-time signing bonus of $5,000 was paid to the directors who were on the Board during the year ended June 30, 2024. In August 2024, a new director who also serves as the chairperson of the Board was appointed. The chairperson of the Board is entitled to receive an additional $2,500 compensation per quarter for services rendered to Estrella. The following table presents the directors’ compensation during the six-month transition period ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hong Zhang(1)	$11,332	$-	$-	$11,332
Dr. Marsha Roberts	$10,000	$-	$-	$10,000
Fan Wu	$10,000	$-	$-	$10,000
Janelle Wu	$10,000	$-	$-	$10,000
Pei Xu	$10,000	$-	$-	$10,000
	$51,332	$-	$-	$51,332

(1)	Pro-rated compensation for the six-month transition period ended December 31, 2024, served as a director and chairperson of the Board.

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

As of December 31, 2024, Eureka Therapeutics, Inc. (“Eureka”), our controlling shareholder, beneficially owned roughly 69.8% of our total issued and outstanding Common Stock and roughly 69.8% of the total voting power. As a result, we expect to continue to be a “controlled company” as defined under Nasdaq Listing Rule 5615(c), because our Controlling Shareholder will hold more than 50% of the voting power for the election of directors. As a “controlled company,” we are permitted to elect not to comply with certain corporate governance requirements. We do not plan to rely on these exemptions, but we may elect to do so after we complete this offering.

Clawback Policy

We have adopted a compensation recovery policy (the Company’s Clawback Policy), which was effective October 2, 2023, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with our Business Combination, the Estrella Board and shareholders adopted the 2023 Plan. Awards under the 2023 Plan are available for employees, directors and consultants. The general purpose of the 2023 Plan is to motivate the performance in the achievement of the Company’s business objectives and align the interests of recipients with the long-term interests of the Company’s shareholders. To accomplish such purposes, the 2023 Plan provides that the Company may grant (i) options, (ii) stock appreciation rights, (iii) restricted shares, (iv) restricted stock units, (v) performance-based awards (including performance-based restricted shares and restricted stock units), (vi) other share-based awards, (vii) other cash-based awards or (viii) any combination of the foregoing.

The following table summarizes the number of shares of Common Stock authorized for issuance under the 2023 Plan as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	3,600,000	(3)	$0	1,861,416	(2)

Equity compensation plans not approved by security holders	-		$-	-

Total	3,600,000		$-	1,861,416

(1)	The amounts shown in this row include the 2023 Plan.

(2)	Includes 3,520,123 shares of Common Stock authorized for issuance under the Incentive Plan plus 1,941,293 shares authorized on January 1, 2024 under the Plan’s evergreen provision.

(3)	Includes 583,332 fully vested stock options, at an average weighted exercise price of $0.815 and expire on October 29, 2034.

Securities Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of Common Stock by:

●	each person known by Estrella to be the beneficial owner of more than 5% of the Common Stock immediately following the consummation of the Business Combination;

●	each of the named executive officers and directors of Estrella; and

●	all of the executive officers and directors of Estrella as a group.

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

The beneficial ownership of the Common Stock is based on 36,193,891 shares of Common Stock issued and outstanding as of December 31, 2024:

Name and Address of Beneficial Owner(1)	Number of Shares	%
Directors and Executive Officers(2)
Dr. Cheng Liu	297,437	*
Peter Xu	264,388	*
Dr. Marsha Roberts	-	-
Fan Wu	-	-
Janelle Wu	-	-
Pei Xu	-	-
Hong Zhang(3)	240,481	*
All Directors and Executive Officers as a Group (7 Individuals)	802,306	2.2%

5% Stockholders(4)
Eureka Therapeutics, Inc.	25,277,831	69.8%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the business address of each of the individuals and entities listed in the table above is c/o Estrella Immunopharma, Inc., 5858 Horton Street, Suite 370, Emeryville, CA 94608.

(2)	Dr. Cheng Liu is the chief executive officer and director of Estrella. Peter Xu is the chief financial officer of Estrella. Dr. Marsha Roberts is a director of Estrella. Fan Wu is a director of Estrella. Janelle Wu is a director of Estrella. Pei Xu is a director of Estrella. Hong Zhang is the chairperson of the Board.

(3)	Based on a Form 3 filed on August 23, 2024, by Hong Zhang. These securities are held by CoFame Investment Holding LLC, the manager of which is Hong Zhang. By virtue of this relationship, Hong Zhang may be deemed to beneficially own the 240,481 shares of Common Stock.

(4)	Eureka Therapeutics, Inc. (“Eureka”) is governed by a board of directors consisting of seven members. Each member has one vote, and the approval of a majority of the board is required to approve an action of Eureka. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of Eureka exercises voting or dispositive control over any of the securities held by Eureka, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of Eureka is 5858 Horton Street, Suite 370, Emeryville, CA 94608.

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

Eureka owns 69.8% of Estrella’s voting securities on a fully diluted basis as of December 31, 2024. Dr. Cheng Liu, Estrella’s CEO and President, is also the Founder, President, and CEO of Eureka.

Transactions involving Eureka Therapeutics, Inc.

License Agreement

On June 28, 2022, Estrella entered into a License Agreement with Eureka and Eureka Cayman (the “Contribution Agreement”). Under the License Agreement, Eureka is responsible for manufacturing and supplying clinical quantities of licensed products. Estrella was required to make an upfront payment of $1.0 million, payable in 12 equal monthly installments, along with milestone payments tied to development and sales and royalty payments on net sales.

As of December 31, 2024, Estrella had paid all amounts related to the upfront payment. As of December 31, 2024, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment of $50,000 related to Milestone 1 was paid on October 10, 2023. Milestone payment of $50,000 related to Milestone 2 was paid on September 3, 2024.

Services Agreement

On June 28, 2022, Estrella entered into a Services Agreement with Eureka, covering the provision of certain technology transfer and technical assistance services. Estrella agreed to pay $10.0 million in 12 equal monthly installments and to reimburse pass-through costs related to clinical trials.

As of December 31, 2024, Estrella had settled all amounts owed under this agreement. On October 10, 2023, Estrella paid a total of $9,334,475 to Eureka, for outstanding service fees and pass-through costs.

Statement of Work (SOW)

On March 4, 2024, Estrella entered into a Statement of Work No. 001 (the “SOW”) with Eureka for clinical trial services related to the Phase I/II trial of EB103. Under the SOW, Estrella agreed to milestone-based payments, totaling $33.0 million, excluding pass-through costs.

As of December 31, 2024, Estrella paid $3.5 million in connection with the achievement of specific milestones, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

As of December 31, 2024, two patients have been dosed, and the Company has accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones.

Series AA Preferred Stock

On June 28, 2022, Eureka contributed assets to Estrella in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. As of December 31, 2024, Eureka owned 69.8% of Estrella on a fully diluted basis.

Lease Agreement

Estrella leases office space from Eureka. The original lease term ended on July 31, 2023, and a new lease commenced on October 1, 2023 for a period of 9 months with monthly lease payments of $2,000. Further, on July 1, 2024, the Company entered into an office sublease agreement with Eureka, which commenced on July 1, 2024 and expired on December 31, 2024 with $2,000 sublease fee per month. On January 1, 2025, the Company entered into an Office Sharing Agreement with Eureka (“Lease 4”, see Note 17), pursuant to which the Company shall lease the office space of approximately 180 square feet from Eureka from January 1, 2025 till June 30, 2025, for a monthly base rent of $2,000.

For the six-month transition period ended December 31, 2024, Estrella incurred $12,000 in rent expense. As of December 31, 2024, the outstanding balance of lease payments amounted to $4,000, recorded as an accounts payable – related party.

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

Item 14. Principal Accounting Fees and Services.

The Company appointed Macias Gini & O’Connell, LLP (“MGO”) as the Company’s new independent registered public accounting firm, effective as of January 30, 2024 to audit and review the Company’s financial statements for the year ended June 30, 2024. MGO continues to serve as the Company’s auditor for the six-month transition period ended December 31, 2024.

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

Audit services provided by MGO for the year ended June 30, 2024 included the examination of the consolidated financial statements of the Company, and services related to periodic filing made with the SEC. Audit services provided by MGO for the six-month transition period ended December 31, 2024 and the year ended June 30, 2024 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

The following table summarizes the audit fees of MGO for the six-month transition period ended December 31, 2024 and the year ended June 30, 2024, billed/expected to be billed in each respective period for audit fees and other services:

Fee Category	For the six months ended December 31, 2024	For the year ended June 30, 2024
	(in thousands)
Audit Fees (1)	$128	167
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$128	167

(1)	Audit fees were for professional services rendered by MGO for the audit of our annual financial statements, and services that are normally provided by MGO in connection with statutory and regulatory filings or engagements for that fiscal year

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of September 30, 2022, by and among TradeUP Acquisition Corp., Tradeup Merger Sub Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
3.1	Amended and Restated Certificate of Incorporation of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023, File No. 001-40608)
3.2	Amended and Restated Bylaws of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023, File No. 001-40608)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.3	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.4 below)
4.4	Warrant Agreement, dated July 14, 2021, between TradeUP Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the SEC on September 27, 2024)
10.1	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Running Lion Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.2	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.3	Contribution Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.4†	License Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.5†	Services Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.6†	Collaboration Agreement, dated October 29, 2021, by and between Estrella Immunopharma, Inc. (as successor to Eureka Therapeutics, Inc.) and Imugene Limited incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.7	Amendment to Executive Offer Letter, by and between Estrella Immunopharma, Inc. and Dr. Cheng Liu incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.8	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Jiandong (Peter) Xu incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.9	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Qian (Vicky) Yang incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.10*	Support Agreement, dated September 30, 2022, by and among TradeUP Acquisition Corp., Estrella Immunopharma, Inc., TradeUP Acquisition Sponsor LLC, Tradeup INC. and the officers and directors of TradeUP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.11	Estrella Immunopharma, Inc. 2023 Omnibus Incentive Plan incorporated by reference to Annex C to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.12	Estrella Immunopharma, Inc. Option Grant Notice, including 2022 Equity Incentive Plan incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.13	Business Combination Marketing Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC, and R. F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.14	Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.15	Amendment No. 1 to Services Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.16	Amendment No. 1 to License Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.17	Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.18	Extension Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.19	Extension Promissory Note, dated February 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023, File No. 001-40608)
10.20	Extension Promissory Note, dated March 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2023, File No. 001-40608)
10.21	Extension Promissory Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 13, 2023, File No. 001-40608)
10.22	Common Stock Purchase Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.23	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.24	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.25	Extension Promissory Note, dated May 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2023, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.26	Promissory Note, dated June 6, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2023, File No. 001-40608)
10.27	Amendment No. 2 to Services Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.28	Amendment No. 2 to License Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.29	Extension Promissory Note, dated June 16, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2023, File No. 001-40608)
10.30	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.31	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Lianhe World Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.32	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Lianhe World Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.33	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and CoFame Investments, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.34	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.35	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Smart Crest International Limited (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.36	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yangbing Xiao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.37	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yuandong Wang (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.38	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yuandong Wang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.39	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yangbing Xiao and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.40	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Smart Crest International Limited and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.41	Unsecured Promissory Note by and between Hongbin Zhang and Estrella Biopharma Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.42	Employment agreement by and between Dr. Cheng Liu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.43	Employment Agreement by and between Peter Xu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.44	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.45	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.46	Private Placement Shares Purchase Agreement, dated July 14, 2021, among the TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and Tradeup INC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 19, 2021)
10.47	Securities Subscription Agreement, between the TradeUP Acquisition Corp. and TradeUP Acquisition Sponsor LLC dated February 12, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.48	Securities Subscription Agreement, between the TradeUP Acquisition Corp. and Tradeup INC. dated February 12, 2021(incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.49	Form of Share Purchase Agreement between the TradeUP Acquisition Corp. and the founders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 11, 2021 File No. 333-253322)
10.50	Letter Agreement, dated July 14, 2021, among the TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC, Tradeup INC. and certain security holders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on July 19, 2021 File No. 001-40608)
10.51	Statement of Work No. 001, dated and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on March 7, 2024, File No. 001-40608)
10.52	Amendment No. 1 to Statement of Work No. 001, dated May 13, 2024 and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on May 13, 2024, File No. 001-40608)
16.1	Letter from Marcum LLP, dated February 1, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2024, File No. 001-40608)
19.1	Estrella Immunopharma, Inc., Insider Trading Policy
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on September 27, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Estrella Immunopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Estrella Immunopharma Inc. (the “Company”) as of December 31, 2024 and June 30, 2024, the related consolidated statement of operations, changes in stockholders' equity and cash flows for the six-month period July 1, 2024 to December 31, 2024, and year then ended June 30, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and June 30, 2024, and the results of its operations and its cash flows for the six-month period July 1, 2024 to December 31, 2024 and for year then ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2024.

/s/ Macias Gini & O’Connell LLP

Walnut Creek, CA

March 25, 2025

PCAOB ID No. 324

ESTRELLA BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of June 30, 2024
Current Assets
Current assets:
Cash and cash equivalent	$916,916	$4,165,428
Prepaid expenses and other receivable	723,861	288,761
Total current assets	1,640,777	4,454,189

Other Assets
Prepaid expenses, related party , non-current	1,500,000	-

Total Assets	$3,140,777	$4,454,189

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - related party	$4,435	$-
Other payables and accrued liabilities	201,760	131,823
Accrued liability - related parties	2,786,667	4,000
Franchise tax payable	4,134	4,134
Income tax payables	50	40,744
Total current liabilities	2,997,046	180,701

Total Liabilities	2,997,046	180,701

Commitments and Contingencies (Note 8)

Preferred Stock
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively;	-	-
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively;	-	-

Stockholders’ Deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 36,680,870 and 36,610,870 shares issued as of December 31, 2024 and June 30, 2024, respectively	3,668	3,661
Additional paid-in capital	24,636,283	24,124,543
Accumulated deficit	(23,927,303)	(19,500,276)
Treasury stock, at cost 486,979 and 321,794 shares as of December 31, 2024 and June 30, 2024, respectively	(568,917)	(354,440)
Total Stockholders' Deficit	143,731	4,273,488
Total Liabilities and Stockholders' Deficit	$3,140,777	$4,454,189

The accompanying notes are an integral part of these consolidated financial statements.

ESTRELLA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended	For the Year Ended
	December 31,	June 30,
	2024	2024
	(Short Year)
Operating expenses
Research and development	$2,858,566	$4,108,925
General and administrative	1,568,398	3,201,173
Total operating expenses	4,426,964	7,310,098

Loss from Operations	(4,426,964)	(7,310,098)

Loss before income taxes	(4,426,964)	(7,310,098)

Income taxes provision	(63)	(1,625)

Net loss	$(4,427,027)	$(7,311,723)

Net loss applicable to common stock per share, basic and diluted	$(0.12)	$(0.27)
Weighted average common stock outstanding, basic and diluted	36,515,688	27,103,964

The accompanying notes are an integral part of these consolidated financial statements.

ESTRELLA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred		Series AA					Additional		Total
	Stock		Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, June 30, 2023	1,203,695	$5,000,000	25,277,591	$-	978,243	$98	$-	$445,905	$(12,188,553)	$(11,742,550)
Issuance of series A preferred stock	2,407,390	9,750,000	-	-	-	-	-	-	-	-
Conversion of series A and series AA preferred stock into common stock	(3,611,085)	(14,750,000)	(25,277,591)	-	28,888,675	2,889	-	14,747,111	-	14,750,000
Vesting of early exercised stock options	-	-	-	-	2,633,082	263	-	12,462	-	12,725
Stock-based compensation	-	-	-	-	-	-	-	1,194,653	-	1,194,653
Issuance of common stock for PIPE investment	-	-	-	-	2,409,638	241	-	9,999,759	-	10,000,000
Issuance of common stock upon completion of business combination	-	-	-	-	1,701,232	170	-	(474,147)	-	(473,977)
Transactions cost	-	-	-	-	-	-	-	(1,801,200)	-	(1,801,200)
Purchase of treasury stock	-	-	-	-	-	-	(354,440)			(354,440)
Net loss	-	-	-	-	-	-	-	-	(7,311,723)	(7,311,723)
Balance, June 30, 2024	-	-	-	-	36,610,870	3,661	(354,440)	24,124,543	(19,500,276)	4,273,488
Issuance of common stock through common stock purchase agreement	-	-	-	-	70,000	7	-	79,484	-	79,491
Stock-based compensation	-	-	-	-	-	-	-	432,256	-	432,256
Purchase of treasury stock	-	-	-	-	-	-	(214,477)	-	-	(214,477)
Net loss	-	-	-	-	-	-	-	-	(4,427,027)	(4,427,027)
Balance, December 31, 2024	-	$-	-	$-	36,680,870	$3,668	$(568,917)	$24,636,283	$(23,927,303)	$143,731

The accompanying notes are an integral part of these consolidated financial statements.

ESTRELLA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Year Ended
	December 31,	June 30,
	2024	2024
	(Short Year)
Cash Flows from Operating Activities:
Net loss	$(4,427,027)	$(7,311,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	432,256	1,194,653
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(435,100)	(149,994)
Prepaid expenses - related party	(1,500,000)	-
Accounts payable - related party	4,435	(9,333,146)
Other payables and accrued liabilities	69,937	(449,958)
Accrued liability - related party	2,782,667	(18,000)
Franchise tax payable	-	(138)
Income tax payables	(40,694)	-
Net cash used in operating activities	(3,113,526)	(16,068,306)

Cash Flows from Investing Activities:
Loan to UPTD as extension note receivable prior to business combination	-	(112,298)
Cash released from trust account	-	5,072,945
Net cash used in investing activities	-	4,960,647

Cash Flows from Financing Activities:
Payments of transactions cost	-	(1,525,013)
Net proceeds from issuance of common stock through stock purchase agreement	79,491	-
Net proceeds from issuance of common stock for PIPE investment		10,000,000
Net proceeds from issuance of Series A Preferred Stock	-	9,020,000
Net proceeds from promissory note	-	300,000
Repayment of promissory note	-	(300,000)
Payment of redemption payable	-	(5,072,945)
Proceeds from business combination	-	726,339
Purchase of treasury stock	(214,477)	(354,440)
Net cash provided by financing activities	(134,986)	12,793,941

Net Change in Cash	(3,248,512)	1,686,282

Cash at beginning of the year	4,165,428	2,479,146
Cash at end of the year	$916,916	$4,165,428

Supplemental Cash Flow Information
Cash paid for income tax	$42,366	$1,600
Cash paid for interest	$-	$2,663

Supplemental Disclosure of Non-cash Financing Activities
Conversion of Series A prefer stock into common stock	$-	$5,000,000
Conversion of deferred underwriting commission payable into Series A preferred stock	$-	$730,000

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial “STARLIGHT-1”. On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work #001 relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial (see Note 9). On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 9). As of December 31, 2024, the Company is continuing to enroll patients into the STARLIGHT-1 clinical trial in the U.S.

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

Incorporation of HK Entity

In November 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd (“Estrella HK”) as a wholly-owned subsidiary in Hong Kong. This subsidiary was created to facilitate strategic collaborations and provide a local presence to support the Company’s operations and initiatives in Asia. As of December 31, 2024, Estrella HK had not commenced any operations.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had cash of approximately $0.9 million, and accumulated deficit of approximately $23.9 million. For the six-month transition period ended December 31, 2024, loss from operations was approximately $4.4 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of December 31, 2024, Estrella has paid $3.5 million to Eureka for covering the fees associated with the milestones that have been achieved. In addition, the Company has made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with unused portion of this deposit to be refunded once all expenses are fully settled.

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

However, management believes that the Company has sufficient funds on hand and ability to raise funds in the future through the issuance and sale of Equity Line Shares to White Lion in order to meet its working capital requirements and debt obligations, for at least the next 12 months from the filing date of these consolidated financial statements.

Note 2 — Significant accounting policies

Change in Fiscal Year End

On November 25, 2024, the Board of Directors of the Company (the “Board”) approved a change in the fiscal year end of the Company from June 30th to December 31st. As a result of this change, the Company is filing this Transition Report on Form 10-KT for the six-month transition period ended December 31, 2024. The change in fiscal year end is applied on a prospective basis and does not adjust operating results for prior periods.

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company difficult because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and cash equivalent

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking and a saving account and Certificates of Deposits. Cash equivalents consist of funds held at the third-party broker’s account for stock repurchase purpose, and the funds are unrestricted and immediately available for withdrawal and use. The balance held at the third-party broker’s account is insured by the United States Securities Investor Protection Corporation (“SIPC”) but only up to specified limits.

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

As of December 31, 2024 and June 30, 2024, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	December 31,	June 30,
	2024	2024
Public warrant	2,214,993	2,214,993

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of two cash accounts in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of December 31, 2024 the Company had not experienced losses on these accounts. As of December 31, 2024, and June 30, 2024, the Company had deposited approximately $0.9 million and $4.0 million, respectively, with financial institutions in the United States. Of these balances, approximately $0.6 million and $3.8 million, respectively, were not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit-worthiness.

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of December 31, 2024, and June 30, 2024, the Company maintained approximately $30,000 and $146,000, respectively, in its brokerage account, with the entire balance covered by SIPC insurance.

Risks and Uncertainties

Management continues to evaluate the impact of inflation rates, the continuing military action in Ukraine, and Israel’s war against Hamas on the industry and has concluded that these factors could have a negative effect on the Company’s financial position and/or results of its operations. The specific impact of these factors is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature. The Company measures the fair value of certain of its financial assets and liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value which is not equivalent to cost will be classified and disclosed in one of the following three categories:

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024, and June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for six months ended December 31, 2024 and 2023 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees and, facilities related fees. Refer to Note 9 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

Segment reporting

The chief executive officer is identified as the Company’s chief operating decision-maker who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one operating and reportable segment.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendment in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on its annual and interim disclosures.

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

Note 3 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions (collectively, the “Transactions”) were completed, based on the Company’s capitalization as of September 29, 2023:

●	each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the effective time of the Business Combination (“Effective Time”) was no longer outstanding and thereupon were converted into and become one validly issued fully paid and non-assessable share of Common Stock, par value $0.001 per share, of the Company and all such shares constituted the only outstanding shares of capital stock of the Company as of immediately following the Effective Time;

●	The UPTD Units were automatically separated into underlying Common Stock and UPTD Warrants and are no longer traded on the open market following the Closing;

●	Estrella issued 500,000 shares of Series A Preferred Stock to White Lion for $500,000 and 250,000 shares of Series A Preferred Stock to White Lion as commitment fee pursuant to the Common Stock Purchase Agreement immediately prior to the Effective Time;

●	Estrella issued (i) 1,520,000 shares of Series A Preferred Stock were issued to Lianhe World for $1,520,000, (ii) 1,000,000 shares of Series A Preferred Stock were issued to CoFame for $1,000,000, (iii) 730,000 shares of Series A Preferred Stock were issued to Tiger for $730,000 for deferred commission, (iv) 2,000,000 shares of Series A Preferred Stock were issued to Smart Crest for $2,000,000; (v) 2,000,000 shares of Series A Preferred Stock were issued to Xiao for $2,000,000 and (vi) 2,000,000 shares of Series A Preferred Stock were issued to Wang for $2,000,000, immediately prior to the Effective Time;

●	Estrella issued an unsecured 30-day promissory note to Hongbing Zhang in the principal amount of $0.3 million with an interest rate of 12% per annum;

●	Each share of Series A Preferred Stock and Series AA Preferred Stock that was issued and outstanding immediately prior to the Effective Time was automatically converted into a number of shares of Estrella Common Stock (See Note 12);

●	Each share of Estrella Common Stock was converted into 0.2407 shares of Company Common Stock; and

●	The Company issued 500,000 shares of Common Stock to each of Plentiful Limited and Lianhe World, respectively.

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

Note 6 — Other payables and accrued liabilities

	As of December 31, 2024	As of June 30, 2024
Accrued professional fees (i)	$177,029	$121,235
Salary and payroll taxes payable	14,100	10,241
Others	10,631	347
Total other payables and accrued liabilities	$201,760	$131,823

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

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

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of December 31, 2024, 70,000 Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

On December 5, 2024, the Company entered into Amendment No. 2 (the “Amendment”) to the Common Stock Purchase Agreement dated April 20, 2023, as previously amended on April 26, 2023 (the “Purchase Agreement”), with White Lion. pursuant to which the Company may sell and issue up to $50 million of its common stock to White Lion from time to time, subject to certain terms and conditions.

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

The Amendment extends the term of the Purchase Agreement from December 30, 2024 to December 30, 2025. Additionally, the Amendment adds a new “Rapid Purchase” mechanism allowing for expedited settlement of share purchases compared to the standard purchase process under the original agreement. Under this new mechanism, the Company may deliver Rapid Purchase Notices to White Lion by 11:00 a.m. New York time on any business day when the Company’s common stock is not trading on an over-the-counter market, with concurrent delivery of the subject shares via DWAC to White Lion’s brokerage account. The purchase price for Rapid Purchases will be the lowest traded price of the Company’s common stock on the Rapid Purchase Notice date, with White Lion required to wire payment by 5:00 p.m. New York time on the following business day.

For Rapid Purchases, the maximum number of shares the Company can require White Lion to purchase is limited to the lesser of (i) 20% of the average daily trading volume or (ii) the investment limit divided by the highest closing price over the previous five business days, though White Lion may waive these limitations. Each Rapid Purchase remains subject to the $1,000,000 maximum purchase amount applicable to regular purchases under the Purchase Agreement.

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

Contingencies

From time to time, the Company is or may be party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the Company’s consolidated financial statements.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

The research plan under the Collaboration Agreement was completed as of August 30, 2023. The Company and Eureka recorded the costs associated with the Collaboration Agreement as research and development expenses in the amount of $0, for the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

As of December 31, 2024 and June 30, 2024, Estrella had no remaining balance of accounts payable – related party, related to the upfront payment under the License Agreement. As of December 31, 2024, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment related to Milestone 1 was accrued by Estrella and paid on October 10, 2023. Milestone payment of $50,000 related to Milestone 2 was accrued by Estrella in July 2024, and paid on September 3, 2024.

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

Eureka’s services commenced on June 28, 2022. As of both December 31, 2024, and June 30, 2024, Estrella had no accounts payable balance – related party related to the Service Agreement with Eureka.

For the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024, Estrella incurred $0 and $54,957 pass-through costs related to clinical trials under this Service Agreement, respectively.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

As of December 31, 2024, the Company has paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

As of December 31, 2024, two patients have been dosed, and the Company has accrued $2.75 million in accrued liabilities – related party, for the corresponding dosing milestones. A third patient was dosed in January 2025 (see Note 17).

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

Consulting Agreement

On November 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with CoFame Investment Holding LLC (“CoFame”), a related party, as CoFame’s manager, Hong Zhang, is a director of the Company. Pursuant to the Consulting Agreement, CoFame provides advisory and consulting services to the Company regarding activities in Asia, including investor relations and potential business collaborations, as mutually agreed upon from time to time.

As of December 31, 2024, the Company has accrued $36,667 under accrued liabilities – related parties, representing unpaid consulting fees due to CoFame. For the six months ended December 31, 2024, the Company recorded a consulting expense of $91,667 related to CoFame.

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (refer to Note 11). As of December 31, 2024 and June 30, 2024, Eureka collectively owned 69.8% and 69.7% of the Company on a fully diluted basis, respectively.

Lease

On July 6, 2022, Estrella entered into an office lease contract with Eureka, to lease a 428 square feet office with a $2,000 payment. Under the original lease contract, the sublease agreement commenced on August 1, 2022 and expired on December 31, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023. Therefore, such lease contained a lease term for 12 months and less after amendment. Further, on July 1, 2024, the Company entered into an office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2024 and expires on December 31, 2024 with $2,000 sublease fee per month.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

On October 1, 2023 Estrella entered into an office lease contract with Eureka, to lease 180 square feet of office space with $2,000 monthly lease payments for nine months without any renewal option.

For the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024, the Company incurred $12,000 and $20,000 rent expense from Eureka. Refer to Note 15.

As of December 31, 2024 and June 30, 2024, the outstanding balance of lease payments of $4,000 was recorded as accounts payable – related party and accrued liability - related party on the Company’s consolidated balance sheets, respectively.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

Stock purchase agreement shares

On April 20, 2023, UPTD entered into the Common Stock Purchase Agreement and the White Lion RRA with White Lion. Subsequently, on April 26, 2023, UPTD and White Lion entered into an amendment to the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company will have the right, but not the obligation, to require White Lion to purchase, from time to time up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement as further described in Note 8. For the six-month transition period ended December 31, 2024, White Lion has purchased 70,000 shares of the Company’s Common Stock for an aggregated consideration of $79,491.

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

Stock Repurchase Program

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1.0 million of its common stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors. As of December 31, 2024, approximately $0.4 million remained available for repurchases.

As of December 31, 2024 and June 30, 2024, the Company has repurchased 486,979 and 321,794 shares of its common stock. For the six-month transition period ended December 31, 2024, the Company repurchased 165,185 shares of its common stock in open market transactions for $214,477 at a weighted average price per share of $1.30. For the year ended June 30, 2024, the Company repurchased 321,794 shares of its common stock in open market transactions for $354,440 at a weighted average price per share of $1.10.

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

Note 13 — Stock Based Compensation

On May 27, 2022, Estrella’s board of directors approved its 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of (i) options, (ii) share appreciation rights, (iii) restricted share awards, (iv) restricted share unit awards, and (v) other share awards. The aggregate number of shares of Common Stock that may be issued pursuant to the 2022 Plan will not exceed 15,000,000 shares of Common Stock. On May 27, 2022, the Company granted options under the 2022 Plan to purchase 15,000,000 shares of its Common Stock to its employees, board of directors, and other consultants. The total fair value of these stock options was $1,638,381.

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan. On October 30, 2024, the Company granted options under the 2023 Plan to purchase 3,600,000 shares of its Common Stock to its employees, board of directors, and other consultants. The total fair value of these stock options was $2,350,018.

The stock-based compensation expense recorded in the Company’s results of operations. For the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024 were $432,256 and $1,194,653, respectively.

The breakdown of stock-based compensation by categories for the six months ended December 31, 2024 and 2023 are summarized below:

	For the Six months ended December 31, 2024	For the Six months ended December 31, 2023
Research and development	$7,131	$453,968
General and administrative	425,125	740,685
Total stock-based compensation	$432,256	$1,194,653

2022 Plan

The intrinsic value of the granted options under 2022 plan was $1,638,381. Upon completion of the business combination on September 29, 2023, the unvested options were vested upon consummation of the merger, under which the Company recognized the remaining unrecognized fair value as expense.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

Grant date	May 27, 2022
Exercise price	$0.001
Estimated stock price	$0.11
Expected volatility	120.0%
Expected term (in years)	4.00
Risk-free interest rate	3.00%

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

On May 27, 2022, under 2022 Plan, all employees, the board of directors, and other consultants elected to exercise the stock options granted by the Company early. The total proceeds received by the Company amounted to $15,000 and was recorded as other liability due to the terms of the early exercised shares, which are subject to repurchase until such shares are vested and are required to be returned to the Company if the vesting conditions are not satisfied. Such other liability account was cleared at the time the exercised shares were vested or repurchased. As of December 31, 2024 and June 30, 2024, the unamortized balance of the above mentioned other liability amounted to $0, based on the vesting period.

2023 Plan

The fair value of the granted options under 2023 plan was $2,350,018. As of December 31, 2024, there were $1,917,762 unvested compensation costs, which is expected to be recognized over the weighted average remaining 3.3 years of employment service period.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

Grant date	October 30, 2024
Exercise price	$0.815
Stock price	$0.815
Expected volatility	101.5-101.6%
Expected term (in years)	5.5-6.0
Risk-free interest rate	4.16-4.17%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was calculated from a blended volatility estimate from the implied volatility of a portfolio of comparable companies and the Company’s trading history since October 2, 2023. The expected life of the Company’s options was determined using the actual remaining life of the stock option.

A summary of information related to stock option activities during the year ended June 30, 2024 and for the six-month transition period ended December 31, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
Balance of unvested early-exercised stock option at June 30, 2023*	2,633,082	$0.46
Vested early-exercised stock option*	(2,633,082)	$0.46
Balance of unvested early-exercised stock option at June 30, 2024	-	$-
Granted- 2023 Plan stock option	3,600,000	$0.65
Vested 2023 Plan stock option	(583,332)	$0.65
Balance of unvested early-exercised stock option at December 31, 2024	3,016,668	$0.65

*	Giving retroactive effect to reverse recapitalization effected on September 29, 2023 to reflect exchange ratio of approximately 0.2407 as described in Note 3

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

Note 14 — Income Taxes

The Company has no income tax expense except state minimum taxes, due to operating losses incurred for the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024. Loss before income taxes were $4,426,964, and $7,310,098, for the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024, respectively.

The provision for income taxes for the six-month transition period ended December 31, 2024 and for the year ended June 30, 2024 consisted of the following:

	For the six months ended December 31,	For the year ended June 30,
	2024	2024
Income tax expense
Current income tax expense
Federal	$—	$—
State	63	1,625
Total	$63	$1,625

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows as of December 31, 2024 and June 30, 2024

	For the six months ended December 31,	For the year ended June 30,
	2024	2024
Statutory rate	21.0%	21.0%
State income tax rate	-%	6.2%
Stock-based compensation	(0.9)%	(3.4)%
Acquired Intangible	-%	4.4%
Research and development tax credit rate difference	-%	-%
Prior year true-ups	0.8%	(1.9)%
Changes in valuation allowance	(20.9)%	(26.3)%
Total	—	—

The Company’s net deferred tax assets were as follows as of December 31, 2024 and June 30, 2024

	As of December 31, 2024	As of June 30, 2024
Deferred tax assets:
Net operating loss carryover	$2,425,707	$1,838,655
Accruals and reserves	168	336
Stock-based compensation	-	-
Capitalized Research and development and intangibles	2,928,142	2,640,159
Total deferred tax assets	5,403,415	4,479,150
Valuation allowance	(5,403,415)	(4,479,150)
Deferred tax asset, net of allowance	$—	$—

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

As of December 31, 2024 and June 30, 2024, the Company had gross federal income tax net operating loss (“NOL”) carry forwards of approximately $9.4 million and $6.6 million, respectively. As of December 31, 2024 and June 30, 2024, the Company had gross state income tax net operating loss (“NOL”) carry forwards of approximately $6.5 million and $6.5 million, respectively. The federal net operating losses are carried forward indefinitely. The state net operating losses will begin to expire in 2042.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carry forwards, stock-based compensation, research and development expense capitalization and federal research tax credit, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2024 and June 30, 2024. The valuation allowance increased from $4.5 million to $5.4 million in 2024. In terms of research and development expense capitalization attributed to deferred tax assets, the Company capitalized research and development expense of approximately $2.9 million and $3.7 million for the six-month transition period ended December 31, 2024 and for the year end June 30, 2024, respectively. The research and development expense capitalization were mainly derived from Eureka’s license, service agreement and SOW would be amortized over 5 years for income tax purposes.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and June 30, 2024, the Company had no uncertain tax positions, and no interest or penalties have been charged to the Company. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event the Company should experience an ownership change, as defined under Section 382, utilization of the Company’s net operating loss carryforward and tax credit could be limited.

The Company files corporation tax returns in the United States, California and other States. The Company has been in an overall net operating loss position since inception. Due to the significant federal and state tax attribute carryovers, the Company is subject to examination by taxing authorities for all tax years since inception.

Note 15 — Leases

On July 6, 2022, the Company entered into an office lease contract with Eureka, a related party (“Lease 1”). Under the original lease contract, the sublease agreement commenced on August 1, 2022 and expires on December 31, 2023. In November 2022, the sublease’s expiration date was amended to July 31, 2023.

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

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

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

Rent expense for the six-month transition period ended December 31, 2024 and for the fiscal year ended 2024 was $12,000 and $20,000, respectively.

Note 16 — Transition Period Comparative Data

This Transition Report on Form 10-KT includes financial information for the six months ended December 31, 2024 and for year ended June 30, 2024. The Statements of Operations and Cash Flows for the six months transition period ended December 31, 2024 and the six months ended December 31, 2023, are summarized below. All data for the six months ended December 31, 2023, are derived from the Company’s unaudited condensed consolidated financial statements, as reported in Form 10-Q filed on February 14, 2024.

	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,
	2024	2023
	(Short Year)	(Unaudited)
Operating expenses
Research and development	$2,858,566	$558,925
General and administrative	1,568,398	2,332,196
Total operating expenses	4,426,964	2,891,121

Loss from Operations	(4,426,964)	(2,891,121)

Loss before income taxes	(4,426,964)	(2,891,121)

Income taxes provision	(63)	-

Net loss	$(4,427,027)	$(2,891,121)

Net loss applicable to common stock per share, basic and diluted	$(0.12)	$(0.16)
Weighted average common stock outstanding, basic and diluted	36,515,688	18,126,944

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,
	2024	2023
	(Short Year)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,427,027)	$(2,891,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	432,256	1,194,653
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(435,100)	(262,481)
Prepaid expenses - related party	(1,500,000)	-
Accounts payable - related party	4,435	(9,256,070)
Other payables and accrued liabilities	69,937	(311,202)
Accrued liability - related party	2,782,667	(16,000)
Franchise tax payable	-	62
Income tax payables	(40,694)	-
Net cash used in operating activities	(3,113,526)	(11,542,159)

Cash Flows from Investing Activities:
Loan to UPTD as extension note receivable prior to business combination	-	(112,298)
Cash released from trust account	-	5,072,945
Net cash used in investing activities	-	4,960,647

Cash Flows from Financing Activities:
Payments of transactions cost	-	(1,525,013)
Net proceeds from issuance of common stock through stock purchase agreement	79,491	-
Net proceeds from issuance of common stock for PIPE investment		10,000,000
Net proceeds from issuance of Series A Preferred Stock	-	9,020,000
Net proceeds from promissory note	-	300,000
Repayment of promissory note	-	(300,000)
Payment of redemption payable	-	(5,072,945)
Proceeds from business combination	-	726,339
Purchase of treasury stock	(214,477)	-
Net cash provided by financing activities	(134,986)	13,148,381

Net Change in Cash	(3,248,512)	6,566,869

Cash at beginning of the year	4,165,428	2,479,146
Cash at end of the year	$916,916	$9,046,015

Supplemental Cash Flow Information
Cash paid for income tax	$42,366	$-
Cash paid for interest	$-	$2,663

Supplemental Disclosure of Non-cash Financing Activities
Conversion of Series A prefer stock into common stock	$-	$5,000,000
Conversion of deferred underwriting commission payable into Series A preferred stock	$-	$730,000

ESTRELLA IMMUNOPHARMA, INC

Notes to Consolidated Financial Statements

Note 17 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the issuance date. Except as described below, there were no material subsequent events that required recognition or disclosure in the Company’s consolidated financial statements.

Stock Repurchase

From January 01, 2025 to March 17, 2025, the Company repurchased 28,302 shares of its Common Stock in open market transactions for $29,462 at a weighted average price per share of $1.04.

Office Sublease Agreement

On January 1, 2025, the Company entered into an office sublease agreement (“Lease 4”) with Eureka, a related party. Pursuant to this agreement, the sublease commenced on January 1, 2025 and expires on June 30, 2025 with $2,000 sublease fee per month.

CB Capital Partners Inc

Effective in January 2025, the Company entered into an agreement with CB Capital Partners, Inc. to serve as its financial advisor in connection with the preparation of a research report to support the Company’s Form S-3 Registration Statement.

Milestones under Statement of Work #001

In January 2025, one additional patient was dosed in the STARLIGHT-1 clinical trial. The Company accrued an additional $1.375 million for this milestone under SOW#001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTRELLA IMMUNOPHARMA, INC.

Date: March 25, 2025	By:	/s/ Cheng Liu
		Name:	Cheng Liu
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cheng Liu	Chief Executive Officer and Director	March 25, 2025
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Chief Financial Officer	March 25, 2025
Peter Xu	(Principal Financial and Accounting Officer)

/s/ Hong Zhang	Chairperson and Director	March 25, 2025
Hong Zhang

/s/ Marsha Roberts	Director	March 25, 2025
Marsha Roberts

/s/ Fan Wu	Director	March 25, 2025
Fan Wu

/s/ Janelle Wu	Director	March 25, 2025
Janelle Wu

/s/ Pei Xu	Director	March 25, 2025
Pei Xu