Form 10-Q
period 2025-03-31
Estrella Immunopharma, Inc.
filed 2025-05-14
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 36,165,589 shares of the issuer’s Common Stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in the Company’s Annual Report on Form 10-KT filed on March 25, 2025

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions, or expectations.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
Current Assets
Current assets:
Cash and cash equivalent	$421,473	$916,916
Prepaid expenses and other receivable	522,795	723,861
Total current assets	944,268	1,640,777

Other Assets
Prepaid expenses, related party, non-current	1,500,000	1,500,000

Total Assets	$2,444,268	$3,140,777

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - related party	$13,988	$4,435
Other payables and accrued liabilities	117,844	201,760
Accrued liability - related party	4,143,333	2,786,667
Franchise tax payable	-	4,134
Income tax payables	50	50
Total current liabilities	4,275,215	2,997,046

Total Liabilities	4,275,215	2,997,046

Commitments and Contingencies (Note 4)

Preferred Stock
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively;	-	-
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively;	-	-

Stockholders’ Deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 36,680,870 shares issued as of March 31, 2025 and December 31, 2024, respectively	3,668	3,668
Additional paid-in capital	24,795,378	24,636,283
Accumulated deficit	(26,031,614)	(23,927,303)
Treasury stock, at cost 515,281 and 486,979 shares as of March 31, 2025 and December 31, 2024, respectively	(598,379)	(568,917)
Total Stockholders’ Deficit	(1,830,947)	143,731
Total Liabilities and Stockholders’ Deficit	$2,444,268	$3,140,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Operating expenses
Research and development	$1,410,188	$25,000
General and administrative	694,110	444,530
Total operating expenses	2,104,298	469,530

Loss from Operations	(2,104,298)	(469,530)

Loss before income taxes	(2,104,298)	(469,530)

Income taxes provision	(13)	-

Net loss	$(2,104,311)	$(469,530)

Net loss applicable to common stock per share, basic and diluted	$(0.06)	$(0.01)
Weighted average common stock outstanding, basic and diluted	36,188,293	35,519,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2023	35,201,232	$3,520	$-	$24,124,684	$(15,079,674)	$9,048,530
Net loss	-	-	-	-	(469,530)	(469,530)
Issuance of common stock for PIPE investment	1,409,638	141	-	(141)	-	-
Purchase of treasury stock	-	-	(84,091)	-	-	(84,091)
Balance, March 31, 2024 (Unaudited)	36,610,870	$3,661	$(84,091)	$24,124,543	$(15,549,204)	$8,494,909

Balance, December 31, 2024	36,680,870	$3,668	$(568,917)	$24,636,283	$(23,927,303)	$143,731
Stock-based compensation	-	-	-	159,095	-	159,095
Purchase of treasury stock	-	-	(29,462)	-	-	(29,462)
Net loss	-	-	-	-	(2,104,311)	(2,104,311)
Balance, March 31, 2025 (Unaudited)	36,680,870	$3,668	$(598,379)	$24,795,378	$(26,031,614)	$(1,830,947)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(2,104,311)	$(469,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	159,095	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	201,066	(4,862)
Prepaid expenses - related party	-	(3,500,000)
Accounts payable - related party	9,553	(77,076)
Other payables and accrued liabilities	(83,916)	(181,166)
Accrued liability - related party	1,356,666	(2,000)
Franchise tax payable	(4,134)	-
Net cash used in operating activities	(465,981)	(4,234,634)

Cash Flows from Financing Activities:
Purchase of treasury stock	(29,462)	(84,091)
Net cash used in financing activities	(29,462)	(84,091)

Net Change in Cash	(495,443)	(4,318,725)

Cash at beginning of the period	916,916	9,046,015
Cash at end of the period	$421,473	$4,727,290

Supplemental Cash Flow Information
Cash paid for income tax	$13	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Business Operation

Description of business

Estrella Immunopharma, Inc. (“Estrella”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing T-cell therapies with the capacity to cure patients with blood cancers and solid tumors.

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial “STARLIGHT-1”. On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work #001 relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial (see Note 5). On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 5). As of March 31, 2025, the Company is continuing to enroll patients into the STARLIGHT-1 clinical trial in the U.S.

On September 29, 2023 (the “Closing Date”), Estrella and TradeUP Acquisition Corp. (“UPTD”) consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of September 30, 2022 (the “Merger Agreement”), by and among UPTD, Tradeup Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of UPTD (“Merger Sub”), and the Company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Estrella, with Estrella surviving as a wholly-owned subsidiary of UPTD. Upon closing of the Business Combination (the “Closing”), UPTD changed its corporate name to Estrella Immunopharma, Inc. (“New Estrella” or the “Company”). Estrella’s fiscal year end was June 30, and the Company’s fiscal year end changed from December 31 to June 30 effective as of the Closing Date.

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

In November 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd (“Estrella HK”) as a wholly-owned subsidiary in Hong Kong. This subsidiary was created to facilitate strategic collaborations and provide a local presence to support the Company’s operations and initiatives in Asia. As of March 31, 2025, Estrella HK had not commenced any operations.

On November 25, 2024, the Board of Directors of the Company (the “Board”) approved a change in the fiscal year end of the Company from June 30 to December 31.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had cash of approximately $0.4 million, and accumulated deficit of approximately $26.0 million. For the three months ended March 31, 2025, loss from operations was approximately $2.1 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

On April 20, 2023, UPTD entered into the Common Stock Purchase Agreement and the White Lion RRA with White Lion. Subsequently, on April 26, 2023, UPTD and White Lion entered into an amendment to the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, following the Closing, New Estrella will have the right, but not the obligation, to require White Lion to purchase, from time to time up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement as further described in Note 4.

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of March 31, 2025, Estrella has paid approximately $3.5 million to Eureka for covering the fees associated with the milestones that have been achieved. In addition, the Company has made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with unused portion of this deposit to be refunded once all expenses are fully settled.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report Form 10-KT, filed with the SEC on March 25, 2025. The condensed consolidated Balance Sheet as of December 31, 2024 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-KT. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

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

The Company became an emerging growth company upon the consummation of its initial public offering on July 19, 2021. Accordingly, the Company will remain an emerging growth company until the last day of the fiscal year in which the fifth anniversary of its initial public offering occurs, December 31, 2026, unless other criteria are met sooner.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and cash equivalent

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking account. Cash equivalents consist of funds held at the third-party broker’s account for stock repurchase purpose, and the funds are unrestricted and immediately available for withdrawal and use. The balance held at the third-party broker’s account is insured by the United States Securities Investor Protection Corporation (“SIPC”) but only up to specified limits.

Prepaid expenses and other receivable

Prepaid expenses and other receivable primarily include prepayments for third party services, such as professional fees, insurance premium, and others.

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

As of March 31, 2025 and December 31, 2024, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	March 31,	December 31,
	2025	2024
Public warrant	2,214,993	2,214,993

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of two cash accounts in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of March 31, 2025 the Company had not experienced losses on these accounts. As of March 31, 2025, and December 31, 2024, the Company had deposited approximately $0.4 million and $0.9 million, respectively, with a financial institution in the United States. Of these balances, approximately $0.2 million and $0.6 million, respectively, were not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit-worthiness.

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of March 31, 2025 and December 31, 2024, the Company maintained approximately $700 and $30,000, respectively, in its brokerage account, with the entire balance covered by SIPC insurance.

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

The Company’s future success depends on the Company and Eureka’s ability to retain key employees, directors, and advisors and to attract, retain and motivate qualified personnel. The Company relies on Eureka to provide certain technical assistance to facilitate the Company’s exploitation of the intellectual property licensed by Eureka, and Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products. Pursuant to the Services Agreement, Eureka currently performs or supports the Company’s important research and development activities. The Statement of Work (see Note 5) may be terminated by mutual agreement at any time. Following the termination of, or the expiration of the term of, the Statement of Work, the Company may not be able to replace the research and development-related services that Eureka provides or enter into appropriate third-party arrangements on terms and conditions, including cost, comparable to those that the Company will receive from Eureka. Additionally, after the Statement of Work terminates, the Company may be unable to sustain the research and development-related services at the same levels or obtain the same benefits as when the Company was receiving such services and benefits from Eureka. If the Company is required to operate these research and development functions separately in the future, or are unable to obtain them from other providers, the Company may not be able to operate the Company’s business effectively and could result in a material adverse effect.

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the three months ended March 31, 2025 and 2024 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees and, facilities related fees. Refer to Note 5 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

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

Operating lease right-of-use (“ROU”) asset and lease liability were recognized based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

Note 3 — Other payables and accrued liabilities

	As of March 31, 2025	As of December 31, 2024
Accrued professional fees (i)	$112,601	$177,029
Salary and payroll taxes payable	2,043	14,100
Others	3,200	10,631
Total other payables and accrued liabilities	$117,844	$201,760

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

Note 4— Commitments and contingencies

Manufacturing Commitment

On June 28, 2022, Eureka and the Company entered into the License Agreement under which Eureka granted to the Company a license under certain intellectual property controlled by Eureka for exploitation by the Company in the Company’s territory under the License Agreement (the “Licensed Territory”). Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products for development and commercialization purposes in the field both in the Licensed Territory and elsewhere. Refer to Note 5.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of March 31, 2025, 70,000 Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

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

Contingencies

From time to time, the Company is or may be party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the Company’s unaudited condensed consolidated financial statements.

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

The research plan under the Collaboration Agreement was completed as of August 30, 2023. The Company and Eureka did not incur any costs associated with the Collaboration Agreement as research and development expenses for the three months ended March 31, 2025 and 2024.

On May 15, 2023, Estrella assigned a cost reimbursement receivable of $27,169 from Imugene under the Collaboration Agreement to Eureka. There was no impact on Estrella’s statements of operations.

Note 5 — Related Party Transactions

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

As of March 31, 2025 and December 31, 2024, Estrella had no remaining balance of accounts payable – related party, related to the upfront payment under the License Agreement. As of March 31, 2025, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment related to Milestone 1 was paid on October 10, 2023. Milestone payment of $50,000 related to Milestone 2 was paid on September 3, 2024.

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

Eureka’s services commenced on June 28, 2022. As of both March 31, 2025 and December 31, 2024, Estrella had no accounts payable balance – related party related to the Service Agreement with Eureka.

For the three months ended March 31, 2025 and 2024, Estrella did not incur any pass-through costs related to clinical trials under this Service Agreement.

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

As of March 31, 2025, the Company has paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

As of March 31, 2025 and December 31, 2024, three and two patients have been dosed respectively, and the Company accrued approximately $4.1 million and $2.8 million in accrued liabilities – related party, respectively, for the corresponding dosing milestones.

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

As of March 31, 2025, and December 31, 2024, the Company has accrued $18,333 and $36,667 under accrued liabilities – related parties, respectively, representing unpaid consulting fees due to CoFame. For the three months ended March 31, 2025 and 2024, the Company recorded a consulting expense of $55,000 and $0 related to CoFame, respectively.

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (refer to Note 6). As of March 31, 2025 and December 31, 2024, Eureka collectively owned 69.9% and 69.8% of the Company on a fully diluted basis, respectively.

Lease

On October 1, 2023, Estrella entered into an office sublease agreement with Eureka, to lease 180 square feet of office space with $2,000 monthly lease payments for nine months until June 30, 2024, without any renewal option.

On July 1, 2024, the Company entered into a new office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2024 and expires on December 31, 2024 with $2,000 sublease fee per month.

On January 1, 2025, the Company entered into another sublease agreement with Eureka for the same location. Under the new sublease agreement, the sublease commenced on January 1, 2025, and will expire on June 30, 2025, with a monthly sublease fee of $2,000, without any renewal option.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $6,000 rent expense from Eureka. Refer to Note 9.

As of March 31, 2025 and December 31, 2024, the outstanding balance of lease payments of $10,000 and $4,000 was recorded as accounts payable – related party on the Company’s consolidated balance sheets, respectively.

Note 6 — Preferred Stock

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

On each of July 31, 2023 and September 18, 2023, an aggregate of six third party investors executed joinders to Estrella’s Series A Preferred Stock Purchase Agreement. Pursuant to the joinders, such investors agreed to purchase an aggregate of 9,250,000 shares of Estrella’s Series A Preferred Stock for $9,250,000 immediately prior to the effective time of Estrella’s merger with UPTD. Subsequently and immediately prior to the effective time of the merger with UPTD, such shares of Estrella’s Series A Preferred Stock converted into Estrella Common Stock and then into Merger Consideration Shares based on an exchange ratio of 0.2407 determined by the total number of shares of Estrella Common Stock outstanding immediately prior to the Effective Time in accordance with the Merger Agreement. In addition, immediately prior to the Effective Time, 500,000 shares of Estrella’s Series A Preferred Stock were issued to White Lion for $500,000 and 250,000 shares of Estrella’s Series A Preferred Stock were issued to White Lion in consideration for its commitments under the Common Stock Purchase Agreement pursuant to the Joinder to the Series A Preferred Stock Purchase Agreement between Estrella and White Lion, dated April 20, 2023, as further described in Note 4 above.

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

Note 7 — Stockholders’ Equity (Deficit)

The Company’s authorized shares of Common Stock is 250,000,000 with a par value of $0.0001 per share (the “Common Stock”). As of March 31, 2025 and December 31, 2024, there were 36,680,870 shares of Common Stock issued. As of March 31, 2025 and December 31, 2024, there were 36,165,589, and 36,193,891 shares of Common Stock outstanding.

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

Stock purchase agreement shares

On April 20, 2023, UPTD entered into the Common Stock Purchase Agreement and the White Lion RRA with White Lion. Subsequently, on April 26, 2023, UPTD and White Lion entered into an amendment to the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company will have the right, but not the obligation, to require White Lion to purchase, from time to time up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement as further described in Note 4. As of March 31, 2025, White Lion has purchased 70,000 shares of the Company’s Common Stock for an aggregated consideration of $79,491.

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

Stock Repurchase Program

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1.0 million of its common stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors. As of March 31, 2025 and December 31, 2024, approximately $0.4 million remained available for repurchases.

As of March 31, 2025 and December 31, 2024, the Company has repurchased 515,281 and 486,979 shares of its common stock. For the three months ended March 31, 2025 and 2024, the Company repurchased 28,302 and 74,890 shares of its common stock in open market transactions for $29,462 and $84,091 at a weighted average price per share of $1.04, and $1.12, respectively.

Note 8 — Stock Based Compensation

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan. On October 30, 2024, the Company granted options under the 2023 Plan to purchase 3,600,000 shares of its Common Stock to its employees, board of directors, and other consultants. For the three months ended March 31, 2025, no additional stock options were granted.

The stock-based compensation expense recorded in the Company’s results of operations. For the three months ended March 31, 2025 and 2024 were $159,095 and $0, respectively.

The breakdown of stock-based compensation by categories for the three months ended March 31, 2025 and 2024 are summarized below:

	For the Three months ended March 31, 2025	For the Three months ended March 31, 2024
	(Unaudited)	(Unaudited)
Research and development	$10,188	$-
General and administrative	148,907	-
Total stock-based compensation	$159,095	$-

The fair value of the granted options under 2023 plan was $2,350,018. As of March 31, 2025 and December 31, 2024, there were $1,758,667 and $1,917,762 unvested compensation costs, which is expected to be recognized over the weighted average remaining 3.03 and 3.27 years of employment service period respectively.

A summary of information related to stock option activities during the six-month transition period ended December 31, 2024 and for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
Balance of unvested early-exercised stock option at June 30, 2024	-	$-
Granted- 2023 Plan stock option	3,600,000	$0.65
Vested 2023 Plan stock option	(583,332)	$0.65
Balance of unvested stock option at December 31, 2024	3,016,668	$-
Vested 2023 Plan stock option	(125,000)	$0.65
Balance of unvested stock option at March 31, 2025	2,891,668	$0.65

Note 9 — Leases

On October 1, 2023 Estrella entered into an office lease contract with Eureka, a related party (“Lease 1”) for nine months without any renewal option.

On July 1, 2024, the Company entered into an office sublease agreement with Eureka (“Lease 2”) for six months without any renewal option.

On January 1, 2025, the Company entered into an office sublease agreement with Eureka (“Lease 3”) for six months without any renewal option.

The Company’s office lease was classified as an operating lease. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The Company elected not to apply the ROU and lease liability recognition requirements to above mentioned short-term lease in accordance with ASC 842-20-25-2, and continued to recognize the lease monthly payments in profit or loss on a straight–line basis over the remaining lease term period.

Rent expense for the three months ended March 31, 2025 and 2024 was $6,000.

Note 10 – Segment Information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the Chief Operating Decision Maker (“CODM”) to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 2. The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income (loss), as reported on the unaudited condensed consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment.

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Operating expenses:
Clinical trial related service fee	1,375,000	-
Consulting fee	25,000	25,000
Stock-based compensation	159,095	-
Salary expense	129,711	120,486
Professional fee	285,090	199,156
Insurance expense	81,057	87,493
Other general and administrative fee	49,345	37,395
Loss before income tax	2,104,298	469,530

Income tax expense	13	-
Net loss	$2,104,311	$469,530

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the issuance date. Except as described below, there were no material subsequent events that required recognition or disclosure in the Company’s unaudited condensed consolidated financial statements.

Milestones under Statement of Work #001

In April 2025, one additional patient was dosed in the STARLIGHT-1 clinical trial and a second clinical site was activated. The Company accrued a total of $1.875 million for these two milestones under SOW#001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, for purposes of this section, the terms “Company,” “we,” “us,” “our,” refer to Estrella Immunopharma, Inc. collectively with its subsidiary Estrella Biopharma, Inc., while the term “Estrella” refers to Estrella Biopharma, Inc. prior to closing of the business combination (the “Business Combination”) with TradeUP Acquisition Corp. (“UPTD”) on September 29, 2023. The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Transition Report on Form 10-KT for the six months ended December 31, 2024 filed with the SEC on March 25, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial.

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. The clinical trial has initiated and three patients have been dosed as of March 31, 2025, and we have accrued approximately $4.13 million in accrued liabilities – related party, for the corresponding dosing milestones. As of March 31, 2025, Estrella has paid $3.5 million to Eureka for covering the fees associated with the study initiation milestones that have been achieved.

To date, Estrella has funded its operations primarily from the June 28, 2022 issuance of $5.0 million of our Series A Preferred Stock, and net proceeds of approximately $20.1 million raised from completion of the Business Combination on September 29, 2023. We have a limited operating history. Since our inception, our operations have focused on preparing for the Business Combination, regulatory filings (including the INDs), planning preclinical and clinical studies, conducting the clinical trial, and building our management team. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

As of March 31, 2025, we had an accumulated deficit of approximately $26.0 million. We have remitted payment of approximately $11.2 million to Eureka, for the upfront payment incurred under the License Agreement and for services provided by Eureka under the Services Agreement on October 10, 2023. In addition, in March 2024, we have paid $3.5 million to Eureka for covering the fees associated with the milestones achieved under SOW#001. In June 2024, we made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with unused portion of this deposit to be refunded once all expenses are fully settled.

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

On April 30, 2025, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC therein stating that for the 30 consecutive business day period between March 14, 2025 through April 28, 2025, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until October 27, 2025 (the “Compliance Period”), to regain compliance with the Bid Price Rule.

Results of Operations

Estrella was formed on March 30, 2022, and has not commenced revenue-producing operations. To date, our operations have consisted of the development and early-stage testing of our initial product candidates, EB103 and EB104, preparation and submission of the IND Application for and researching the use of EB103 in conjunction with CF33-CD19t, and the conduct of the STARLIGHT-1 clinical trial.

Results of Operations for the three months ended March 31, 2025 and 2024 (unaudited)

There are two major expenses incurred for the operation:

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to IND-enabling, IND-filing the preparation and conduct of clinical trial, which were mainly performed by Eureka. For the three months ended March 31, 2025 and 2024, we incurred approximately $1.4 million and $25,000 of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The increase in research and development expenses was mainly due to Estrella incurring higher service fees during the clinical phase and the completion of one patient dosing under the SOW for the three months ended March 31, 2025 compared to the same period in 2024.

Our breakdown of research and development expenses by categories for the three months ended March 31, 2025 and 2024 are summarized below:

	For the three months Ended March 31, 2025	For the three months Ended March 31, 2024
	(Unaudited)	(Unaudited)
Consulting and laboratory related fee	$1,400,000	$25,000
Stock based compensation	10,188
Total research and development	$1,410,188	$25,000

General and administrative expense

For the three months ended March 31, 2025, and 2024, we incurred approximately $0.7 million and $0.4 million in general and administrative expenses, respectively. The increase was mainly due to professional fees and stock-based compensation expenses during the three months ended March 31, 2025 for stock options granted in October 2024, under the 2023 Omnibus Incentive Plan (the “2023 Plan”).

Net Loss

We incurred a net loss of approximately $2.1 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of approximately $0.4 million and working capital deficit of approximately $3.3 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

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

We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue research and development, and seek marketing approval for our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution.

On March 4, 2024, the Company and Eureka entered into Statement of Work No. 001 (“Original SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agreed to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones.

On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the SOW, effective as of March 4, 2024 (together with the Original SOW, the “SOW”) to clarify that in the event that Estrella exercises its right to terminate or suspend the engagement with Eureka by providing written notice to Eureka in accordance with the SOW, Estrella will only be obligated to compensate Eureka for (i) services provided by Eureka pursuant to the SOW (“Services”) in connection with milestones that were achieved prior to the date and time of such written notice, (ii) reasonable and documented pass-through costs incurred by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services and (iii) amounts payable to third parties pursuant to commitments reasonably entered into by Eureka on behalf of Estrella prior to the date and time of such written notice in connection with providing the Services, provided that Eureka shall make commercially reasonable efforts to cancel or reduce any such amounts.

As of March 31, 2025, the Company had expensed approximately $7.6 million to Eureka for covering the fees associated with the milestones achieved. In addition, we deposited $1.5 million with Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

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

In addition, even though we may obtain additional funds through the exercise of outstanding tradeable warrants, there is no assurance that any tradeable warrant holders will exercise their warrants, especially any warrants that are currently out of the money. As of May 8, 2025, the closing price of our common stock was $1.10 per share, which is significantly lower than the exercise price of the tradeable warrants of $11.50 per share. Therefore, it is unlikely that the tradeable warrant holders will exercise their warrants unless the market price of our Common Stock increases substantially above the exercise price. The cash proceeds associated with the exercise of the Warrants are dependent on the stock price and the number of Warrants being exercised. We cannot predict when or if any Warrants will be exercised, and it is possible that none or only a small number of Warrants will ever be exercised. Therefore, we may not be able to rely on the warrant exercise as a source of liquidity or capital resources.

Furthermore, although the Common Stock Purchase Agreement with White Lion (“Equity Line Agreement”) provides that the Company may, in its discretion, from time to time, direct White Lion to purchase shares of up to $50.0 million of Common Stock (“Equity Line Shares”) from the Company in one or more purchases in accordance with the Common Stock Purchase Agreement, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement without obtaining majority stockholder approval if such issuance would equal 20% or more of the Company’s outstanding common stock, which had not been obtained as of the date hereof and may not be obtained in the future. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective. As of March 31, 2025, 70,000 Equity Line Shares have been issued to White Lion under the Equity Line Agreement for an aggregate consideration of $79,491.

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

Cash Flows

Operating activities

Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2025, and was primarily attributable to (a) a net loss of approximately $2.1 million, and (b) approximately $84,000 decrease in other payables and accrued liabilities primarily due to the settlement of various previously accrued expenses, offset by (i) approximately $1.4 million increase in accrued liability – related party as additional service charges were incurred from Eureka following the completion of one patients dosing milestone, (ii) approximately $0.2 million increase in non-cash item of stock-based Compensation under the 2023 Plan, and (iii) approximately $0.2 million decrease in prepaid expenses and other receivable primarily due to the utilization of previously recorded prepaid expenses during the three months ended March 31, 2025.

Net cash used in operating activities was approximately $4.2 million for the three months ended March 31, 2024, and was primarily attributable to (a) a net loss of approximately $0.5 million, (b) approximately $3.5 million increase in prepaid expense, related party as the Company made prepayment to Eureka related to the SOW for covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and FPFV milestones, and (c) approximately $0.2 million decrease in other payables and accrued liabilities as we paid off accrued professional fee over the previous period.

Financing activities

Net cash used in financing activities were approximately $29,000 and $84,000 for the three months ended March 31, 2025 and 2024 respectively, and were primarily attributable to stock repurchase.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

License Agreement

Pursuant to the License Agreement, we were obligated to make and may be required to make, as applicable, (i) a one-time, non-refundable, non-creditable payment of $1.0 million, payable in twelve equal monthly installments, (ii) certain one-time, non-refundable, non-creditable development “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (iii) royalty payments of a single digit percentage on net sales during any consecutive 12-month period.

As of March 31, 2025, we have fully paid the $1.0 million license fee to Eureka.

As of March 31, 2025, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) have been earned by Eureka under the Agreement. The $50,000 milestone payment related to Milestone 1 was paid on October 10, 2023. The $50,000 milestone payment related to Milestone 2 was paid on September 3, 2024.

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

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. For the three months ended March 31, 2025, there was $0 in pass-through cost for services provided pursuant to the Services Agreement.

Statement of Work

Pursuant to the SOW, Estrella agreed to pay Eureka total fees of $33.0 million in connection with the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. As of March 31, 2025, we had paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

Three patients’ dosing milestones have been completed as of March 31, 2025, and the Company has accrued approximately $4.1 million in accrued liabilities - related party, for the corresponding dosing milestones as of March 31, 2025.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time up to $50.0 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of March 31, 2025, 70,000 Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

Critical Accounting Policies and Estimates

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2025 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We had the following material weakness:

●	We did not have qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

While the Company has remediated certain previously identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those included in this Quarterly Report are any of the risks described under “Risk Factors” in our Annual Report on Form 10-KT filed with the SEC on March 25, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-KT filed with the SEC on March 25, 2025, except as included below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are currently not in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. The Nasdaq Capital Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

On April 30, 2025, we received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company has not maintained a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the 30 consecutive business day period between March 14, 2025 through April 28, 2025. The Notice has no immediate effect on the listing or trading of the Company’s securities.

The Company has 180 calendar days from the date of the Notice, or until October 27, 2025, to regain compliance. If the Company is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180 day compliance period, provided that the Company meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except for the Rule) based on the Company’s most recent public filings and market information and provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period.

The Company intends to monitor the bid price of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, delisting of our common stock could result in the loss of confidence by investors and adversely affect our ability to raise capital on terms acceptable to us, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to repurchases of our Common Stock during each month of the quarter ended March 31, 2025.

Issuer Purchases of Common Stock(i)

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	0	$			$431,083
February 1, 2025 - February 28, 2024	0	$			$431,083
March 1, 2025 - March 31, 2025	28,302		$1.041	515,281	$410,621
Total	28,302

(i)	All shares of Common Stock repurchased during the quarter ended March 31, 2025 were made in open-market transactions pursuant to the authorization of the Company’s board of directors to repurchase up to $1,000,000 of the Company’s common stock as publicly announced in the Company’s press release issued on January 30, 2024 and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on the same date. The authorization does not have an expiration date. While the Company anticipates as of the date hereof that it will continue to repurchase shares of Common Stock pursuant to the authorization, the Company is not obligated to repurchase any particular amount of Common Stock pursuant to the authorization and the timing, method and amount of any repurchases made pursuant to the authorization in the future may depend on market conditions and other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Position	Date

/s/ Cheng Liu	Principal Executive Officer and Chairman	May 14, 2025
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Principal Financial Officer	May 14, 2025
Peter Xu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hong Zhang	Chairperson and Director	May 14, 2025
Hong Zhang

/s/ Marsha Roberts	Director	May 14, 2025
Marsha Roberts

/s/ Fan Wu	Director	May 14, 2025
Fan Wu

/s/ Jenelle Wu	Director	May 14, 2025
Jenelle Wu

/s/ Pei Xu	Director	May 14, 2025
Pei Xu