Form 10-Q
period 2025-09-30
Estrella Immunopharma, Inc.
filed 2025-11-12
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 37,765,589 shares of the issuer’s Common Stock, par value $0.0001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)
Current Assets
Current assets:
Cash and cash equivalent	$1,626,610	$916,916
Prepaid expenses and other receivable	396,901	723,861
Total current assets	2,023,511	1,640,777

Other Assets
Prepaid expenses, related party , non-current	1,500,000	1,500,000

Total Assets	$3,523,511	$3,140,777

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable - related party	$5,631	$4,435
Other payables and accrued liabilities	75,615	201,760
Accrued liability - related party	12,893,333	2,786,667
Derivative liabilities	385,355	-
Franchise tax payable	-	4,134
Income tax payables	-	50
Total current liabilities	13,359,934	2,997,046

Total Liabilities	13,359,934	2,997,046

Commitments and Contingencies (Note 4)

Preferred Stock
Series A Preferred Stock, $0.0001 par value, 15,000,000 shares authorized;	-	-
0 shares issued and outstanding as of September 30, 2025 and December 31, 2024
Series AA Preferred Stock, $0.0001 par value, 105,000,000 shares authorized;	-	-
0 shares issued and outstanding as of September 30, 2025 and December 31, 2024

Stockholders’ (Deficit) Equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized;
38,280,870 and 36,680,870 shares issued as of September 30, 2025 and December 31, 2024, respectively	3,828	3,668
Additional paid-in capital	27,135,769	24,636,283
Accumulated deficit	(36,377,641)	(23,927,303)
Treasury stock, at cost 515,281 and 486,979 shares as of September 30, 2025 and December 31, 2024, respectively	(598,379)	(568,917)
Total Stockholders’ (Deficit) Equity	(9,836,423)	143,731
Total Liabilities and Stockholders’ (Deficit) Equity	$3,523,511	$3,140,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended		For the Nine Months ended
	September 30	September 30	September 30	September 30
	2025	2024	2025	2024

Operating expenses
Research and development	$4,152,642	$2,826,000	$10,223,131	$6,376,000
General and administrative	648,507	550,737	2,226,344	1,419,714
Total operating expenses	4,801,149	3,376,737	12,449,475	7,795,714

Loss from Operations	(4,801,149)	(3,376,737)	(12,449,475)	(7,795,714)

Loss before income taxes	(4,801,149)	(3,376,737)	(12,449,475)	(7,795,714)

Income taxes provision	-	-	(863)	(1,625)

Net loss	$(4,801,149)	$(3,376,737)	$(12,450,338)	$(7,797,339)

Net loss applicable to common stock per share, basic and diluted	$(0.13)	$(0.09)	$(0.34)	$(0.22)
Weighted average common stock outstanding, basic and diluted	37,096,024	36,208,477	36,486,627	36,189,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

				Additional		Total Stockholders’
	Common Stock		Treasury	Paid-in	Accumulated	(Deficit)
	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, December 31, 2023	35,201,232	$3,520	$-	$24,124,684	$(15,079,674)	$9,048,530
Net loss	-	-	-	-	(469,530)	(469,530)
Issuance of common stock for PIPE investment	1,409,638	141	-	(141)	-	-
Purchase of treasury stock	-	-	(84,091)	-	-	(84,091)
Balance, March 31, 2024 (Unaudited)	36,610,870	3,661	(84,091)	24,124,543	(15,549,204)	8,494,909
Net loss	-	-	-	-	(3,951,072)	(3,951,072)
Purchase of treasury stock	-	-	(270,349)	-	-	(270,349)
Balance, June 30, 2024 (Unaudited)	36,610,870	$3,661	$(354,440)	$24,124,543	$(19,500,276)	$4,273,488
Net loss	-	-	-	-	(3,376,737)	(3,376,737)
Purchase of treasury stock	-	-	(150,465)	-	-	(150,465)
Balance, September 30, 2024 (Unaudited)	36,610,870	$3,661	$(504,905)	$24,124,543	$(22,877,013)	$746,286

Balance, December 31, 2024	36,680,870	$3,668	$(568,917)	$24,636,283	$(23,927,303)	$143,731
Stock-based compensation	-	-	-	159,095	-	159,095
Purchase of treasury stock	-	-	(29,462)	-	-	(29,462)
Net loss	-	-	-	-	(2,104,311)	(2,104,311)
Balance, March 31, 2025 (Unaudited)	36,680,870	3,668	(598,379)	24,795,378	(26,031,614)	(1,830,947)
Stock-based compensation	-	-	-	159,098	-	159,098
Issuance of common stock for PIPE investment	900,000	90	-	1,121,969	-	1,122,059
Net loss	-	-	-	-	(5,544,878)	(5,544,878)
Balance, June 30, 2025 (Unaudited)	37,580,870	$3,758	$(598,379)	$26,076,445	$(31,576,492)	$(6,094,668)
Stock-based compensation	-	-	-	152,421	-	152,421
Issuance of common stock for PIPE investment	700,000	70	-	906,903	-	906,973
Net loss	-	-	-	-	(4,801,149)	(4,801,149)
Balance, September 30, 2025 (Unaudited)	38,280,870	$3,828	$(598,379)	$27,135,769	$(36,377,641)	$(9,836,423)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(12,450,338)	$(7,797,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	470,614	-
Change in fair value of derivative liabilities	67,039	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	326,960	(36,394)
Prepaid expenses - related party	-	(1,500,000)
Accounts payable - related party	1,196	(72,076)
Other payables and accrued liabilities	(126,145)	(81,598)
Accrued liability - related party	10,106,666	2,744,000
Franchise tax payable	(4,134)	(200)
Income tax payables	(50)	-
Net cash used in operating activities	(1,608,192)	(6,743,607)

Cash Flows from Financing Activities:
Payments of transactions cost	(52,652)	-
Proceeds from issuance of common stock for PIPE investment	2,400,000	-
Purchase of treasury stock	(29,462)	(504,905)
Net cash provided by (used in) financing activities	2,317,886	(504,905)

Net Change in Cash	709,694	(7,248,512)

Cash at beginning of the period	916,916	9,046,015
Cash at end of the period	$1,626,610	$1,797,503

Supplemental Cash Flow Information
Cash paid for income tax	$913	$1,600
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Recognition of derivative liabilities upon closing of the PIPE investment	$318,316	$-

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial “STARLIGHT-1”. On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work #001 relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial (see Note 5). On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 5). As of September 30, 2025, the Company is continuing to enroll patients into the STARLIGHT-1 clinical trial in the U.S.

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

In November 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd (“Estrella HK”) as a wholly-owned subsidiary in Hong Kong. This subsidiary was created to facilitate strategic collaborations and provide a local presence to support the Company’s operations and initiatives in Asia. As of September 30, 2025, Estrella HK had not commenced any operations.

On November 25, 2024, the Board of Directors of the Company (the “Board”) approved a change in the fiscal year end of the Company from June 30 to December 31.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had cash of approximately $1.6 million, and accumulated deficit of approximately $36.4 million. For the nine months ended September 30, 2025, loss from operations was approximately $12.4 million. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, if ever.

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

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. As of September 30, 2025, Estrella has paid approximately $3.5 million to Eureka for covering the fees associated with the milestones that have been achieved. In addition, the Company has made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with the unused portion of this deposit to be refunded once all expenses are fully settled. The deposit was recorded as prepaid expenses, related party on the Company’s unaudited condensed consolidated balance sheets.

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

From May 2025 to September 2025, the Company entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”). As of September 30, 2025, the Company had issued 1,600,000 shares of its common stock to the Purchasers upon received gross proceeds of approximately $2.4 million.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes, included in the Company’s Transition Report Form 10-KT, filed with the SEC on March 25, 2025. The condensed consolidated Balance Sheet as of December 31, 2024 presented in this Form 10-Q has been derived from the audited Balance Sheet filed in the aforementioned Form 10-KT. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future interim periods.

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

As of September 30, 2025 and December 31, 2024, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)
Public warrant	2,214,993	2,214,993

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of one cash account in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of September 30, 2025 the Company had not experienced losses on these accounts. As of September 30, 2025, and December 31, 2024, the Company had deposited approximately $1.6 million and $0.9 million, respectively, with a financial institution in the United States. Of these balances, approximately $1.4 million and $0.6 million, respectively, were not covered by deposit insurance. While management believes that the financial institution is of high credit quality, it also continually monitors their credit-worthiness.

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of September 30, 2025 and December 31, 2024, the Company maintained approximately $500 and $30,000, respectively, in its brokerage account, with the entire balance covered by SIPC insurance.

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

The following table sets forth by level within the fair value hierarchy our financial asset and liability that were accounted for at fair value on a recurring basis as of September 30, 2025:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities (True-Up Shares)	$385,355	$-	$-	$385,355

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the nine months ended September 30, 2025:

Derivative Liabilities
Initial fair value of derivative liabilities attributable to True-Up shares feature embedded in the Private Placement	$318,316
Change in fair value of derivative liabilities	67,039
Ending balance as of September 30, 2025	$385,355

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including the True Up Shares in connection with the Securities Purchase Agreements entered during May 2025 to September 2025 (refer to Note 7), to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the nine months ended September 30, 2025 and 2024 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees, and facilities related fees. Refer to Note 5 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its financial position and results of operations.

On July 5, 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (“ASU 2025-05”). ASU 2025-05 amends ASC 326-20, the calculation of credit loss allowances estimates the uncollectible portion of short-term receivables and contract assets, using historical and current data without forecasting future conditions, and may include post-balance-sheet collections if eligible. The guidance will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting the standard on its financial position and results of operations.

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Other payables and accrued liabilities

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Accrued professional fees (i)	$71,699	$177,029
Salary and payroll taxes payable	3,916	14,100
Others	-	10,631
Total other payables and accrued liabilities	$75,615	$201,760

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

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

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of September 30, 2025, 70,000 Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

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

Registration Rights

In connection with the Securities Purchase Agreements entered into with the Selling Stockholders on or about May 30, 2025 and June 1, 2025 , the Company agreed to file a registration statement (of which this prospectus is a part) to register the resale of the Shares of Common Stock purchased by the Selling Stockholders. The Company also agreed to register the resale of any additional shares of Common Stock, or “True-Up Securities,” that may be issuable pursuant to the true-up mechanism in such agreements. The Company agreed to cause such registration statement to be declared effective within a reasonable period of time after the filing thereof.

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

As of September 30, 2025 and December 31, 2024, Estrella had no remaining balance of accounts payable – related party, related to the upfront payment under the License Agreement. As of September 30, 2025, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment related to Milestone 1 was paid on October 10, 2023. Milestone payment of $50,000 related to Milestone 2 was paid on September 3, 2024.

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

Eureka’s services commenced on June 28, 2022. As of both September 30, 2025 and December 31, 2024, Estrella had no accounts payable balance – related party related to the Service Agreement with Eureka.

For the three and nine months ended September 30, 2025 and 2024, Estrella did not incur any pass-through costs related to clinical trials under this Service Agreement.

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

Additional invoices will be issued in connection with the patient dosing milestone, amounting to approximately $1.4 million per patient and a total cost of $27.5 million for 20 patients, excluding any pass-through costs and additional expenses. Lastly, a $2.0 million milestone fee will become due in connection with the study close-out phase, estimated to be completed by December 2026. Services provided in connection with this milestone include finalizing patient data, trial data cleaning, statistical analysis, and preparing and submitting the final study report.

As of September 30, 2025, the Company has paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

As of September 30, 2025 and December 31, 2024, nine and two patients had been dosed, respectively. The second clinical trial site was activated as of September 30, 2025. The Company accrued approximately $12.9 million and $2.8 million in accrued liabilities – related party for those periods, which included amounts related to dosing milestone payments and second site activation costs.

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

As of September 30, 2025, and December 31, 2024, the Company has accrued $18,333 and $36,667 under accrued liabilities – related parties, respectively, representing unpaid consulting fees due to CoFame. For the three months ended September 30, 2025 and 2024, the Company recorded a consulting expense of $54,999 and $0 related to CoFame, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded a consulting expense of $164,996 and $0 related to CoFame, respectively.

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (refer to Note 6). As of September 30, 2025 and December 31, 2024, Eureka collectively owned 66.9% and 69.8% of the Company on a fully diluted basis, respectively.

Lease

On October 1, 2023, Estrella entered into an office sublease agreement with Eureka, to lease 180 square feet of office space with $2,000 monthly lease payments for nine months until June 30, 2024, without any renewal option.

On July 1, 2024, the Company entered into a new office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2024 and expired on December 31, 2024 with $2,000 sublease fee per month.

On January 1, 2025, the Company entered into another sublease agreement with Eureka for the same location. Under the new sublease agreement, the sublease commenced on January 1, 2025, and expired on June 30, 2025, with a monthly sublease fee of $2,000, without any renewal option.

On July 1, 2025, the Company entered into a new office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2025 and expires on December 31, 2025 with $2,000 sublease fee per month.

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

For the three months ended September 30, 2025 and 2024, the Company incurred $6,000 rent expense from Eureka. For the nine months ended September 30, 2025 and 2024, the Company incurred $18,000 rent expense from Eureka. Refer to Note 9.

As of September 30, 2025 and December 31, 2024, the outstanding balance of lease payments of $4,000 was recorded as accounts payable – related party on the Company’s consolidated balance sheets.

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

Distribution of Remaining Assets – If there are any remaining assets of Estrella, such assets shall be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, prorated based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to Common Stock.

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

Note 7 — Stockholders’ Equity (Deficit)

The Company’s authorized shares of Common Stock is 250,000,000 with a par value of $0.0001 per share (the “Common Stock”). As of September 30, 2025 and December 31, 2024, there were 38,280,870 and 36,680,870 shares of Common Stock issued, respectively. As of September 30, 2025 and December 31, 2024, there were 37,765,589 and 36,193,891 shares of Common Stock outstanding, respectively.

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

Within thirty days following the date of the Closing, each PIPE Investor will also be entitled to receive 704,819 shares of Common Stock. Within five days following the date that is 24 months following the Closing (the “24-Month Date”), if the VWAP of Common Stock for the fifteen trading days prior to the 24-Month Date (the “24-Month Date VWAP”) is less than $8.30, then each of them will be entitled to a number of shares of Common Stock equal to (i) (A) 8.30 minus (B) the 24-Month Date VWAP multiplied by (ii) (A) the number of Shares held by the Investor on the 24-Month Date minus (B) the number of Shares acquired by the Investor following the Closing divided by 10.00. In accordance with the terms of the Subscription Agreements, the maximum number of shares to be issued at the 24-Month Date totals to 709,770. (See Note 11.)

On January 22, 2024, the Company completed the issuance of an additional 704,819 shares of Common Stock to each of the two PIPE Investors. The shares were issued as part of the consideration that each PIPE Investor was entitled to receive thirty days following the date of the closing of the Business Combination.

Stock purchase agreement shares

On April 20, 2023, UPTD entered into the Common Stock Purchase Agreement and the White Lion RRA with White Lion. Subsequently, on April 26, 2023, UPTD and White Lion entered into an amendment to the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company will have the right, but not the obligation, to require White Lion to purchase, from time to time up to $50,000,000 in aggregate gross purchase price of newly issued shares of Common Stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement as further described in Note 4. As of September 30, 2025, White Lion has purchased 70,000 shares of the Company’s Common Stock for an aggregated consideration of $79,491.

From May 2025 to September 2025, the Company entered into Securities Purchase Agreements with three accredited investors. Each Securities Purchase Agreement includes a contingent value protection feature pursuant to which the Company may be required to issue additional shares of Common Stock (the “True-Up Shares”) if the market price of the Company’s stock on the 12-month anniversary of the agreement is below $1.50 per share. As of September 30, 2025, the Company had received gross proceeds of $2,400,000 in connection with the Securities Purchase Agreements and issued 1,600,000 shares of its Common Stock to the investors.

The True-Up feature was determined to require bifurcation from the host equity contract and is accounted for separately as a derivative liability under ASC 815. The derivative liability is initially measured at fair value on the issuance date and is remeasured at fair value at each subsequent reporting date, with changes in fair value recognized as General and administrative expense in the consolidated statements of operations. In accordance with the Securities Purchase Agreements executed between May 2025 to September 2025, the maximum number of True-Up Shares totals to 735,857.

Changes in fair value recognized for the three and nine months ended September 30, 2025, were $67,039. The Company did not recognize any changes in fair value during the same periods in 2024 as no derivative liabilities existed.

As of September 30, 2025, the fair values of the derivative liabilities related to the True-Up Shares were valued at $385,355 using a Monte Carlo Simulation model. Key inputs included a volatility of 87% to 90%, a risk-free rate of 3.7% to 3.8%, and a spot price of $1.15 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

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

Stock Repurchase Program

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1.0 million of its common stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors. As of September 30, 2025 and December 31, 2024, approximately $0.4 million remained available for repurchases.

As of September 30, 2025 and December 31, 2024, the Company has repurchased 515,281 and 486,979 shares of its common stock. For the nine months ended September 30, 2025 and 2024, the Company repurchased 28,302 and 431,723 shares of its common stock in open market transactions for $29,462 and $504,905 at a weighted average price per share of $1.04, and $1.17, respectively.

Note 8 — Stock Based Compensation

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan. On October 30, 2024, the Company granted options under the 2023 Plan to purchase 3,600,000 shares of its Common Stock to its employees, board of directors, and other consultants. For the nine months ended September 30, 2025, no additional stock options were granted.

The stock-based compensation expense recorded in the Company’s results of operations. For the three months ended September 30, 2025 and 2024 were $152,421 and $0, respectively. For the nine months ended September 30, 2025 and 2024 were $470,614 and $0, respectively.

The breakdown of stock-based compensation by categories for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	For the Three months ended September 30, 2025	For the Three months ended September 30, 2024
	(Unaudited)	(Unaudited)
Research and development	$10,414	$-
General and administrative	142,007	-
Total stock-based compensation	$152,421	$-

	For the Nine months ended September 30, 2025	For the Nine months ended September 30, 2024
	(Unaudited)	(Unaudited)
Research and development	$30,903	$-
General and administrative	439,711	-
Total stock-based compensation	$470,614	$-

The fair value of the granted options under 2023 plan was $2,350,018. As of September 30, 2025 and December 31, 2024, there were $1,447,148 and $1,917,762 unvested compensation costs, which is expected to be recognized over the weighted average remaining 2.54 and 3.27 years of employment service period respectively.

A summary of information related to stock option activities during the six-month transition period ended December 31, 2024 and for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per share
Balance of unvested early-exercised stock options at June 30, 2024	-	$-
Granted- 2023 Plan stock option	3,600,000	$0.65
Vested 2023 Plan stock option	(583,332)	$0.65
Balance of unvested stock options at December 31, 2024	3,016,668	$-
Vested 2023 Plan stock option	(666,634)	$0.65
Balance of unvested stock options at September 30, 2025 (Unaudited)	2,350,034	$0.65

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

On July 1, 2025, the Company entered into an office sublease agreement with Eureka (“Lease 4”) for six months without any renewal option.

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

Rent expense for the three months ended September 30, 2025 and 2024 was $6,000. Rent expense for the nine months ended September 30, 2025 and 2024 was $18,000.

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

	For the three months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating expenses:
Clinical trial related service fee	$4,125,000	$2,801,000
Consulting fee	17,228	25,000
Stock-based compensation	152,421	-
Salary expense	132,054	133,811
Professional fee	184,791	293,934
Insurance expense	86,690	88,456
Other general and administrative fee	102,965	34,536
Loss before income tax	4,801,149	3,376,737

Income tax expense	-	-
Net loss	$4,801,149	$3,376,737

	For the nine months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating expenses:
Clinical trial related service fee	$10,125,000	$6,301,000
Consulting fee	67,228	75,000
Stock-based compensation	470,614	-
Salary expense	392,861	385,360
Professional fee	945,318	645,238
Insurance expense	251,383	263,443
Other general and administrative fee	197,071	125,673
Loss before income tax	12,449,475	7,795,714

Income tax expense	863	1,625
Net loss	$12,450,338	$7,797,339

Note 11 — Subsequent Events

Advancement of Clinical Program

In November, 2025, the Company announced the completion of Phase I dosing for the STARLIGHT-1 clinical trial.

Issuance of Additional Shares

Pursuant to the Subscription Agreements dated September 14, 2023 with Plentiful Limited and Lianhe World Limited (collectively, the “PIPE Investors”), each PIPE Investor was entitled to receive additional shares of the Company’s common stock if the volume-weighted average price (“VWAP”) of the Company’s common stock for the fifteen (15) trading days prior to September 29, 2025 was less than $8.30. Based on the VWAP from September 8 to September 26, 2025, it was determined that this condition has been met.  As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is in the process of obtaining share-holding information from the PIPE Investors to determine the exact number of additional shares to be issued in accordance with the terms of the Subscription Agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial.

On March 4, 2024, Estrella and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones. The clinical trial has been initiated and nine patients have been dosed as of September 30, 2025, and we have accrued approximately $12.9 million in accrued liabilities – related party, for the corresponding dosing milestones. As of September 30, 2025, Estrella has paid $3.5 million to Eureka for covering the fees associated with the study initiation milestones that have been achieved.

To date, Estrella has funded its operations primarily from the June 28, 2022 issuance of $5.0 million of our Series A Preferred Stock, net proceeds of approximately $20.1 million raised from completion of the Business Combination on September 29, 2023, and net proceed of approximately $2.3 million raised from various stock purchase agreements entered from May 2025 to September 2025. We have a limited operating history. Since our inception, our operations have focused on preparing for the Business Combination, regulatory filings (including the INDs), planning preclinical and clinical studies, conducting the clinical trial, and building our management team. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

As of September 30, 2025, we had an accumulated deficit of approximately $36.4 million. We have remitted payment of approximately $11.2 million to Eureka, for the upfront payment incurred under the License Agreement and for services provided by Eureka under the Services Agreement on October 10, 2023. In addition, in March 2024, we have paid $3.5 million to Eureka for covering the fees associated with the milestones achieved under SOW#001. In June 2024, we made a deposit of $1.5 million towards patient treatment expenses, which will be applied to the final invoice, with the unused portion of this deposit to be refunded once all expenses are fully settled.

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

Results of Operations for the three months ended September 30, 2025 and 2024 (unaudited)

There are two major expenses incurred for the operation:

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to the conduct of the STARLIGHT-1 clinical trial, which was mainly performed by Eureka. For the three months ended September 30, 2025 and 2024, we incurred approximately $4.2 million and $2.8 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The increase in research and development expenses was mainly due to Estrella incurring higher service fees during the clinical phase and the completion of three patient dosings, under the SOW for the three months ended September 30, 2025 compared to two patient dosed during the same period in 2024.

Our breakdown of research and development expenses by categories for the three months ended September 30, 2025 and 2024 are summarized below:

	For the three months Ended September 30, 2025	For the three months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Consulting and laboratory related fee	$4,142,228	$2,826,000
Stock based compensation	10,414	-
Total research and development	$4,152,642	$2,826,000

General and administrative expense

For the three months ended September 30, 2025, and 2024, we incurred approximately $649,000 and $551,000 in general and administrative expenses, respectively. The increase was mainly due to increase of stock-based compensation expenses during the three months ended September 30, 2025 for stock options granted in October 2024, under the 2023 Omnibus Incentive Plan (the “2023 Plan”).

Net Loss

We incurred a net loss of approximately $4.8 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Results of Operations for the nine months ended September 30, 2025 and 2024 (unaudited)

There are two major expenses incurred for the operation:

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to the conduct of the STARLIGHT-1 clinical trial, which was mainly performed by Eureka. For the nine months ended September 30, 2025 and 2024, we incurred approximately $10.2 million and $6.4 million of research and development expenses, respectively. All research and development expense incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The increase in research and development expenses was mainly due to Estrella incurring higher service fees during the clinical phase and the completion of seven patient dosings, and one site activation under the SOW for the nine months ended September 30, 2025 compared to two patients dosed during the same period in 2024. In addition, for the nine months ended September 30, 2024, we have incurred $3.5 million R&D expense from Eureka for achieving the milestones related to SOW.

Our breakdown of research and development expenses by categories for the nine months ended September 30, 2025 and 2024 are summarized below:

	For the nine months Ended September 30, 2025	For the nine months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Consulting and laboratory related fee	$10,192,228	$6,376,000
Stock based compensation	30,903	-
Total research and development	$10,223,131	$6,376,000

General and administrative expense

For the nine months ended September 30, 2025, and 2024, we incurred approximately $2.2 million and $1.4 million in general and administrative expenses, respectively. The increase was mainly due to professional fees and stock-based compensation expenses during the nine months ended September 30, 2025 for stock options granted in October 2024, under the 2023 Omnibus Incentive Plan (the “2023 Plan”).

Net Loss

We incurred a net loss of approximately $12.5 million and $7.8 million for the nine months ended September 30, 2025 and 2024, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of approximately $1.6 million and working capital deficit of approximately $11.3 million. Our ability to fund our operations is dependent on the amount of cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We have expended substantial funds on research and development, have experienced losses and negative cash flows from operations since our inception, and expect losses and negative cash flows from operations to continue until such time that our product candidates receive regulatory approval and we generate sufficient revenue and positive cash flow from operations, if ever.

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

As of September 30, 2025, the Company had expensed approximately $16.4 million to Eureka for covering the fees associated with the milestones achieved. In addition, we deposited $1.5 million with Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

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

In addition, even though we may obtain additional funds through the exercise of outstanding tradeable warrants, there is no assurance that any tradeable warrant holders will exercise their warrants, especially any warrants that are currently out of the money. As of November 5, 2025, the closing price of our common stock was $2.56 per share, which is significantly lower than the exercise price of the tradeable warrants of $11.50 per share. Therefore, it is unlikely that the tradeable warrant holders will exercise their warrants unless the market price of our Common Stock increases substantially above the exercise price. The cash proceeds associated with the exercise of the Warrants are dependent on the stock price and the number of Warrants being exercised. We cannot predict when or if any Warrants will be exercised, and it is possible that none or only a small number of Warrants will ever be exercised. Therefore, we may not be able to rely on the warrant exercise as a source of liquidity or capital resources.

Furthermore, although the Common Stock Purchase Agreement with White Lion (“Equity Line Agreement”) provides that the Company may, in its discretion, from time to time, direct White Lion to purchase shares of up to $50.0 million of Common Stock (“Equity Line Shares”) from the Company in one or more purchases in accordance with the Common Stock Purchase Agreement, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement without obtaining majority stockholder approval if such issuance would equal 20% or more of the Company’s outstanding common stock, which had not been obtained as of the date hereof and may not be obtained in the future. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective. As of September 30, 2025, 70,000 Equity Line Shares have been issued to White Lion under the Equity Line Agreement for an aggregate consideration of $79,491.

From May 2025 to September 2025, we entered into securities purchase agreements (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”).  As of September 30, 2025, we have received gross proceeds of approximately $2.4 million.

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

Cash Flows

Operating activities

Net cash used in operating activities was approximately $1.6 million for the nine months ended September 30, 2025, and was primarily attributable to (a) a net loss of approximately $12.5 million, and (b) approximately $0.1 million decrease in other payables and accrued liabilities primarily due to the settlement of various previously accrued expenses, offset by (i) approximately $10.1 million increase in accrued liability – related party as additional service charges were incurred from Eureka following the completion of seven patients dosing and an additional site activation milestone, (ii) approximately $0.5 million increase in non-cash item of stock-based Compensation under the 2023 Plan, and approximately $67,000 loss from change in fair value of derivative liabilities and (iii) approximately $0.3 million decrease in prepaid expenses and other receivable primarily due to the utilization of previously recorded prepaid expenses during the nine months ended September 30, 2025.

Net cash used in operating activities was approximately $6.7 million for the nine months ended September 30, 2024, and was primarily attributable to (a) a net loss of approximately $7.8 million, (b) approximately $0.1 million decrease in other payables and accrued liabilities as we paid off accrued professional fee over the previous period, (c) approximately $1.5 million prepaid expense to Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled, offset by approximately $2.7 million increase in accrued liability – related party as additional service charges were incurred from Eureka.

Financing activities

Net cash provided by financing activities were approximately $2.3 million for the nine months ended September 30, 2025, and was primarily attributable to approximately $2.4 million gross proceed received from Private Placement, payment of approximately $53,000 transaction cost related to Private Placement, and approximately $29,000 payment in stock repurchase.

Net cash used in financing activities were approximately $0.5 million for the nine months ended September 30, 2024, and was primarily attributable to stock repurchase.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

As of September 30, 2025, we have fully paid the $1.0 million license fee to Eureka.

As of September 30, 2025, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) have been earned by Eureka under the Agreement. The $50,000 milestone payment related to Milestone 1 was paid on October 10, 2023. The $50,000 milestone payment related to Milestone 2 was paid on September 3, 2024.

No other development milestones, except those mentioned above, sales milestone, or royalty payment has been earned as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. For the nine months ended September 30, 2025, there was $0 in pass-through cost for services provided pursuant to the Services Agreement.

Statement of Work

Pursuant to the SOW, Estrella agreed to pay Eureka total fees of $33.0 million in connection with the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. As of September 30, 2025, we had paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

 Nine patients’ dosing and a second site activation milestones have been completed as of September 30, 2025, and the Company has accrued approximately $12.9 million in accrued liabilities - related party, for the corresponding milestones as of September 30, 2025.

Equity Financing Commitment

On April 20, 2023, UPTD entered into a Common Stock purchase agreement (as amended on April 26, 2023 and from time to time, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, following the Closing, the Company has the right, but not the obligation to require White Lion to purchase, from time to time up to $50.0 million in aggregate gross purchase price of newly issued shares of Common Stock of the Company, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement, including, among others, the initial and any subsequent registration statement for the Equity Line Shares being declared effective by the SEC and remaining effective during the term of the Common Stock Purchase Agreement. In addition, under Nasdaq listing rules, the Company is not permitted to issue any Equity Line Shares under the Common Stock Purchase Agreement if such issuance would equal 20% or more of the Company’s outstanding common stock without obtaining majority approval by our stockholders, which had not been obtained as of the date hereof. On December 28, 2023, the Company’s registration statement on Form S-1 related to the Equity Line Shares was declared effective by the SEC. As of September 30, 2025, 70,000 Equity Line Shares have been issued to White Lion pursuant to the Common Stock Purchase Agreement for an aggregate consideration of $79,491.

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

As of September 30, 2025, the fair value of the derivative liability related to the True-Up Shares was valued at $385,355 using a Monte Carlo Simulation model. Key inputs included volatility of 87% to 90%, a risk-free rate of 3.7% to 3.8%, and a spot price of $1.15 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2025 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

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

While the Company has remediated certain previously identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 26, 2025, pursuant to Securities Purchase Agreements dated September 22, 2025, the Company completed a private placement of 700,000 shares of its Common Stock for aggregate gross proceeds of $1,050,000. The shares were sold to two investors at a purchase price of $1.50 per share. No underwriting discounts or commissions were paid.

The offer and sale of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. The Company made this determination based on representations from the purchasers, including that they were accredited investors and acquired the securities for investment purposes .

Pursuant to the Securities Purchase Agreements, the purchasers are entitled to a contingent right to receive additional shares of Common Stock (“True-Up Shares”) on a one-time basis if, on the twelve-month anniversary of the closing, the closing price of the Common Stock is less than the $1.50 Per Share Purchase Price . The number of True-Up Shares, if any, will be calculated based on a formula using a “True-Up Price,” which was $1.08 for these transactions. Based on this formula, the investors are contingently eligible to receive up to an aggregate of 272,221 True-Up Shares in connection with these sales, subject to certain limitations, including a 19.99% issuance cap on the total offering unless stockholder approval is obtained.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Position	Date

/s/ Cheng Liu	Principal Executive Officer and Chairman	November 12, 2025
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Principal Financial Officer	November 12, 2025
Peter Xu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hong Zhang	Chairperson and Director	November 12, 2025
Hong Zhang

/s/ Marsha Roberts	Director	November 12, 2025
Marsha Roberts

/s/ Fan Wu	Director	November 12, 2025
Fan Wu

/s/ Janelle Wu	Director	November 12, 2025
Janelle Wu

/s/ Pei Xu	Director	November 12, 2025
Pei Xu

/s/ Dengyao Jia	Director	November 12, 2025
Dengyao Jia