Form 10-K
period 2025-12-31
Estrella Immunopharma, Inc.
filed 2026-03-18
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.25 per share of the Registrant’s common stock on the Nasdaq Stock Market LLC on March 12, 2026, was $20,496,203.

The number of Registrant’s shares of common stock outstanding as of March 12, 2026 was 42,665,228.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities, performance of our partnerships, and our future performance and financial condition. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “expected to,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

●	the projected financial information, anticipated growth rate, and market opportunities of Estrella;

●	the ability to maintain the listing of the Common Stock on Nasdaq;

●	Estrella’s public securities’ potential liquidity and trading;

●	Estrella’s ability to raise financing in the future;

●	Estrella’s success in retaining or recruiting, or changes required in, officers, key employees, or directors;

●	potential effects of extensive government regulation;

●	Estrella’s future financial performance and capital requirements;

●	the impact of supply chain disruptions;

●	high inflation rates and interest rate increases;

●	the impact of the 2022 Russian invasion of Ukraine, 2023 Israel/Hamas conflict and the 2026 armed conflict between the United States/Israel and Iran;

●	the impact of pandemics, including on preclinical studies and potential future clinical trials; and

●	factors relating to the business, operations, and financial performance of Estrella, including:

●	Estrella’s ability to operate as a standalone company;

●	the initiation, cost, timing, progress, and results of research and development activities, preclinical studies, or clinical trials with respect to Estrella’s current and potential future product candidates;

●	Estrella’s ability to advance research on EB103 and its use in conjunction with CF33-CD19t;

●	Estrella’s ability to identify, develop, and commercialize product candidates;

●	Estrella’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;

●	Estrella’s or Eureka’s ability to obtain and maintain regulatory approval of Estrella’s current and potential future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

●	Estrella’s ability to obtain funding for its operations;

●	Estrella’s and Eureka’s ability to obtain, maintain and enforce intellectual property protection for their technologies and product candidates;

●	Estrella’s ability to successfully commercialize its current and any potential future product candidates;

●	the rate and degree of market acceptance of Estrella’s current and any potential future product candidates;

●	regulatory developments in the United States and international jurisdictions;

●	Estrella’s and Eureka’s ability to attract and retain key scientific and management personnel;

●	Estrella’s ability to effectively manage the growth of its operations;

●	Estrella’s ability to maintain its current licenses and contractual arrangements with Eureka;

●	potential liability lawsuits and penalties related to Estrella’s licensed or acquired technologies, product candidates, and current and future relationships with third parties;

●	Estrella’s ability to continue to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements; and

●	Estrella’s ability to compete effectively with existing competitors and new market entrants.

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

Risks Related to Our Financial Condition and Capital Requirements

●	We are a clinical-stage biotechnology company with a limited operating history and a history of significant net losses. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding to advance our product candidates and support our operations. As of December 31, 2025, we had approximately $1.4 million in cash and cash equivalents.

●	Our recurring losses and need for additional financing raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we may be forced to delay, reduce, or eliminate our product development programs or liquidate our assets.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success depends heavily on the successful clinical development and regulatory approval of our lead product candidate, EB103, and our ability to expand our pipeline using the ARTEMIS® platform.

●	Clinical trials are expensive, time-consuming, difficult to design, and involve uncertain outcomes. We may experience delays in enrolling patients, serious adverse events (such as those observed in similar therapies), or failures to demonstrate safety and efficacy, which could prevent regulatory approval.

●	Interim, topline, and preliminary data from our clinical trials may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Even if we obtain regulatory approval, our products may face significant competition from larger pharmaceutical companies, may fail to achieve market acceptance, or may be subject to unfavorable pricing and reimbursement policies.

Risks Related to Our Relationship with Eureka Therapeutics and Third Parties

●	We are a “controlled company” within the meaning of Nasdaq rules, as Eureka Therapeutics, Inc. holds more than 50% of our voting power. This concentration of ownership may limit other stockholders’ ability to influence corporate matters.

●	We are heavily dependent on Eureka for our manufacturing (as our sole supplier of clinical drug product), research and development support, and information technology systems under a Services Agreement. Termination or disruption of these services would severely impact our operations.

●	Certain of our officers and directors, including our CEO, have actual or potential conflicts of interest due to their dual roles or equity interests in Eureka.

●	We rely on third parties, including Contract Research Organizations (CROs) and collaborators like Imugene, to conduct our preclinical studies and clinical trials. Their failure to perform satisfactorily could delay our development timelines.

Risks Related to Intellectual Property

●	Our success depends on our ability to obtain, maintain, and enforce intellectual property rights, many of which are in-licensed from Eureka.

●	We may be involved in lawsuits to protect or enforce our patents or be subject to claims that we infringe on the intellectual property rights of others, which could be expensive and time-consuming.

●	Changes in patent law or the inability to protect our trade secrets could diminish the value of our proprietary technology.

Risks Related to Regulatory and Legal Compliance

●	The regulatory approval process in the U.S. and foreign jurisdictions is lengthy and unpredictable. We may encounter delays or rejections based on FDA feedback or changes in regulatory policy.

●	We handle sensitive personal data and are subject to stringent data privacy laws (such as GDPR, CCPA, and HIPAA). Failure to comply could result in significant fines and reputational harm.

●	We are subject to healthcare fraud and abuse laws, anti-corruption laws (FCPA), and other regulations; non-compliance could result in severe penalties.

Risks Related to Our Common Stock and Internal Controls

●

We have identified material weaknesses in our internal control over financial reporting related to a lack of qualified accounting personnel. If not remediated, this could affect the reliability of our consolidated financial statements.

●	We have a history of non-compliance with Nasdaq listing standards, including minimum bid price and market value requirements. Failure to maintain compliance could result in the delisting of our Common Stock.

●	The market price of our Common Stock is likely to be highly volatile, and future sales of shares could result in substantial dilution to existing stockholders.

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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing T-cell therapies to address treatment challenges for patients with cancers and autoimmune diseases. Our strategy is to harness the evolutionary power of the human immune system to provide patients with potentially safer, more efficacious T-cell therapies compared to traditional CAR-T therapies. Leveraging cutting-edge cellular engineering technologies, we aim to overcome the limitations of current CAR-T therapies, such as high toxicity and prohibitive costs, so that T-cell therapy treatments can be accessible to a larger patient population.

Lead Program Status

Our innovative ARTEMIS® T Cell Receptor Platform uniquely designs T cells that, unlike a traditional CAR-T cell, are activated and regulated upon engagement with cancer targets using cellular mechanisms more resembling those from the endogenous T-cell receptor (TCR). Our lead product candidate, EB103, is a CD19-directed ARTEMIS T-cell therapy designed to address the unmet medical needs of patients with relapsed or refractory B-cell malignancies, especially those who are not eligible for currently approved T-cell therapies. EB103 is currently in the dose expansion portion of a Phase I/II clinical trial (STARLIGHT-1) in patients with relapsed/refractory B-cell Non-Hodgkin’s Lymphomas. As of December 2025, we have completed the second dose cohort in the Phase I dose-escalation portion of our STARLIGHT-1 Phase I/II clinical trial of EB103, and an independent Data Safety Monitoring Board (DSMB) has completed its review of safety data from the Phase I dose-escalation phase (n=9) and recommended advancing the trial into the Phase II expansion phase at the recommended Phase II dose (RP2D). In the Phase I dose-escalation phase, no treatment-related serious adverse events were reported, and the high-dose cohort achieved a 100% complete response rate at Month 1 in all evaluable patients, a majority of whom were considered high-risk and ineligible for currently available commercial CD19 products.

Additional Product Candidates

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

Corporate History

On June 28, 2022, pursuant to a Contribution Agreement between Estrella and Eureka, Eureka contributed certain assets related to T-cell therapies targeting CD19 and CD22 in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock (“Separation”),

On September 29, 2023, Estrella completed a business combination (the “Business Combination”) with TradeUP Acquisition Corp. (“UPTD”), a blank-check company, under the terms of the Agreement and Plan of Merger dated September 30, 2022. Following the merger, Estrella became a wholly owned subsidiary of UPTD, and UPTD was renamed Estrella Immunopharma, Inc.

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

Our Strategy

Key elements of our business strategy include:

●	Effectively progress EB103, our lead product candidate, through clinical development. We believe our autologous T-cell therapies have the potential to overcome major limitations of currently approved CAR-T cells with superior safety and efficacy, allowing access to significantly more patients. As of December 2025, we have completed the dosing of nine patients in the Phase I dose escalation phase of STARLIGHT-1 and have initiated Phase II dose expansion phase at the RP2D. We anticipate completing the Phase II portion of the STARLIGHT-1 clinical trial in 1H2027.

●	Expand Total Addressable Market (TAM) in CD19-positive cancers through the demonstration of safety and efficacy of ARTEMIS T-cell in clinical settings for patients not eligible for currently approved T-cell therapies: EB103’s safety profile positions it for potential use in earlier-line treatments, broader adoption in community hospital settings rather than being restricted to specialized medical centers, and the ability to treat high-risk patient groups, thereby increasing market penetration and patient accessibility.

●	Advance our second product candidate, EB104, into clinical development. We are compiling an Investigational New Drug (IND) filing for EB104 for the treatment of relapsed/refractory and high-risk B cell malignancies. Phase I trials may not commence until the FDA has approved the Investigational New Drug (“IND”) Application for EB104.

●	Explore the use of EB103 in conjunction with CF33-CD19t for multiple indications of solid tumors through clinical development. If the Phase I/II Starlight-1 Clinical Trial is successful, we plan to submit an IND filing for the use of EB103 in conjunction with CF33-CD19t in the future. At this time, we have not determined the solid tumor indications to target or an exact timeframe for filing our IND application.

●	Continue to innovate to develop and advance a novel T-cell therapy pipeline. We are committed to developing more disruptive therapies that have the potential to be adopted in earlier lines of treatment and to be delivered in community outpatient settings, as well as treat patients in diverse indications beyond cancer, such as autoimmune diseases.

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

Opportunities for Increasing Total Accessible Market (TAM) for Blood Cancers with a Best-in-Class CD19 T-cell Therapy

Hematological Cancers

Hematological cancers, or blood cancers, are cancers that begin in blood-forming tissues, such as the bone marrow, or in the body’s immune cells. Examples of hematologic cancers are leukemia, lymphoma, and multiple myeloma. Leukemia is a broad term for cancers of the blood cells. The type of leukemia depends on the type of blood cell that becomes cancerous and whether it grows quickly or slowly. The National Cancer Institute (NCI) estimates 66,890 new cases of leukemia in the United States in 2025, representing approximately 3.3% of all new cancer cases. B-cell lymphoma is a type of cancer that forms in B-cells (a type of immune system cell). B-cell lymphomas may be either indolent (slow-growing) or aggressive (fast-growing). NCI estimates 80,350 new cases of non-Hodgkin lymphoma (NHL) in 2025, and B-cell lymphomas make up most (about 85%) of NHL in the United States. There are many different types of B-cell non-Hodgkin lymphomas. These include Burkitt lymphoma (BL), chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL), diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), and mantle cell lymphoma (MCL).

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

According to Grand View Research, the global CAR T-cell therapy market size was estimated at $5.82 billion in 2025 and is projected to reach $22.36 billion by 2033, growing at a compounded annual growth rate of 18.06% from 2026 to 2033. However, currently only about 20% of eligible patients are treated by current CAR-T therapies, due to their various limitations described above. We believe that EB103 and EB104 programs have the potential to overcome these limitations and capture the vast majority of untapped TAM through providing a more selective immune response, limiting tertiary costs associated with side effects of treatment, and attacking solid tumors with a “mark and kill” strategy.

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

Our Technology Platform: The ARTEMIS® T-Cell Receptor System

We hold an exclusive license from Eureka Therapeutics (“Eureka”) to utilize the proprietary ARTEMIS® Cell Receptor platform to develop and commercialize T-cell therapies targeting CD19 and CD22 for the treatment of hematologic malignancies. Under our License Agreement, we hold exclusive rights to develop and commercialize ARTEMIS-based products targeting CD19 and CD22 in all territories worldwide, excluding Greater China and Association of Southeast Asian Nations (ASEAN) countries, which are retained by Eureka.

The ARTEMIS platform utilizes an Antibody-T Cell Receptor (AbTCR) architecture designed to potentially overcome limitations associated with conventional chimeric antigen receptor (CAR) T-cell therapies, such as toxicity and exhaustion. Unlike conventional second-generation CAR-T therapies, which rely on synthetic fusion proteins that can drive chronic hyperactivation (tonic signaling) and premature T-cell exhaustion, the ARTEMIS AbTCR is designed to mimic the natural regulation of native T-cells by recruiting endogenous CD3 complex to initiate T-cell activation. A critical differentiating feature of our platform is that the co-stimulatory molecule is provided as a separate protein rather than being covalently linked to the activation domain. By separating these signals, the ARTEMIS platform is designed to mimic the body’s natural immune regulation, potentially limiting T-cell hyperactivation.

Based on Eureka’s internal and published studies in Cell Discovery1 (with CHOP/UPenn) and Cell Reports Medicine2 (with NCI), we believe the ARTEMIS platform offers distinct advantages over conventional CAR-T constructs:

●	Improved Safety Profile and Economic Potential: In head-to-head comparisons with market-standard CAR-T constructs, ARTEMIS T-cells demonstrated comparable or superior antitumor potency with significantly reduced release of inflammatory cytokines, such as IL-6, which are drivers of cytokine release syndrome (CRS) and neurotoxicity. We believe this improved safety profile has the potential to allow for the administration of our therapies in outpatient settings rather than dedicated cancer centers, thereby decreasing the costs associated with patient monitoring and hospital stays.

[1]	Cell Discovery 4, 62 (2018): doi:10.1038/s41421-018-0066-6
[2]	Cell Reports Medicine 6, 102378 (2025) doi: 10.1016/j.xcrm.2025.102378.

●	Efficacy in Low-Antigen Density Tumors: Conventional CAR-T therapies often fail when tumor cells express low levels of target antigen, leading to tumor escape. The NCI studies from 2025 (conducted with the ARTEMIS platform targeting GPC2 in solid tumors) demonstrated that ARTEMIS T-cells maintain cytotoxic function at antigen densities below the threshold required to activate conventional CAR-T cells. The ability for ARTEMIS T-cells to function at a lower antigen level can potentially expand the addressable patient population and reduce the risk of relapse.

●	Superior T cell Phenotype: Preclinical data indicates that the ARTEMIS architecture promotes the expansion of stem-like memory T-cells (TSCM) and reduces exhaustion markers compared to standard CAR-T constructs. The TSCM subset of T cells have been reported to be associated with long-term persistence and durability of clinical response.

STARLIGHT-1: US Phase I/II Clinical Trial of EB103

EB103 is our lead CD19-targeted ARTEMIS® T-cell therapy product candidate designed to address high unmet medical needs in patients with relapsed or refractory aggressive B-cell non-Hodgkin lymphoma (r/r B-NHL). We are currently evaluating EB103 in an open-label, dose escalation, multi-center, Phase I/II clinical trial in the U.S. (STARLIGHT-1, NCT06343311) in adult subjects (≥ 18 years of age) with relapsed/refractory (R/R) B-cell NHL. The study includes a dose escalation phase followed by an expansion phase. A traditional dose escalation model was used to determine the RP2D. The trial began enrolling patients in 2024, with UC Davis Comprehensive Cancer Center as the first clinical site. A second site (Baylor Scott and White Research Institute in Texas) was activated in April 2025.

As of December 2025, the Phase I dose escalation phase has been completed. The enrolled patient population (n=9) was heavily pretreated, with a median of three prior lines of therapy. Approximately 80% of the enrolled patients were considered high-risk, including patients with primary refractory disease, high-grade B-cell lymphoma, and primary CNS lymphoma. Notably, 33% of patients had undergone prior autologous stem cell transplantation, and 89% had received two or more prior regimens. Two dose levels were evaluated in Phase I: Dose Level 1 (DL1, n=3) at 2.5 million receptor-positive T cells/kg, and Dose Level 2 (DL2, n=6) at 5 million receptor-positive T-cells/kg. Among the 9 patients in Phase I, no treatment-related serious adverse events were reported, and the high-dose cohort achieved a 100% complete response rate at Month 1 in all 5 evaluable patients.

Safety and tolerability

EB103 has a favorable and manageable safety profile in the nine patients treated in Phase I. While Cytokine Release Syndrome (CRS) was observed in all treated patients, all CRS events were low grade (Grade 1 or 2) and managed with standard of care. There were no instances of Grade 3 or higher CRS observed at either dose level. A majority of patients also experienced transient low grade ICANS, though the clinical symptoms were easily managed and the median duration of the events was only two days

Clinical Efficacy

In the Phase I study the high-dose cohort (DL2) achieved a 100% (n=5/5) complete response rate at Month 1 in all evaluable patients. One patient in the DL2 cohort experienced Grade 5 sepsis on Day 18; this event was determined by the investigator to be unrelated to the EB103 therapy. Consequently, this patient was not evaluable for efficacy response. Responses for all evaluable patients have been durable to date, with all patients remaining in remission as of the data cutoff date on January 28, 2026.

Pharmacokinetics

Analysis of peripheral blood samples confirmed robust cellular expansion of EB103. Pharmacokinetic data determined by quantification of the EB103 transgene vector copy number showed a median Cmax of 77,693 copies/ug gDNA with a median Tmax of 8 days.

Development Plan

In December 2025, an independent Data Safety Monitoring Board (DSMB) completed its review of safety data from the Phase I dose-escalation phase (n=9) and recommended advancing the trial into the Phase II expansion phase at the recommended Phase II dose (RP2D). Patient dosing for Phase II has commenced in January 2026 to further evaluate EB103 at RP2D in a larger patient cohort to confirm the Phase I results.

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

EB104 T-cells

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

Furthermore, EB104 showed potentially better tumor control compared to EB103. At day 21, Nalm-6 cells with 1% Nalm-6-CD19ko (expressing CD22, but not CD19) cells were injected into mice that were previously treated by EB103 or EB104 as re-challenge. This re-challenge experiment mimicked the tumor relapse in patients due to CD19 antigen escape. Mice treated with EB104 showed “durable” tumor control, meaning that the tumor continued to respond to treatment without the cancer growing or spreading, and “clearance” of tumors, which refers to the complete killing of tumor cells, for a total of more than 60 days, or 40 days after the re-challenge. However, mice treated with EB103 showed rapid tumor growth after the re-challenge.

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

Our product candidates cover both hematological malignancies and solid tumors, and we expect to face direct competition in both areas from companies focused on CAR-T and other cell-based therapies. There are currently ten total FDA-approved drugs or therapies targeting CD19, five of which are CD19-targeting T-cell therapies:

COMPANY	BRAND NAME	YEAR FIRST APPROVED	DISEASE(S)	LOCATIONS APPROVED
Novartis	Kymriah	2017	Pediatric/Young Adult B-ALL; R/R DLBCL; R/R Follicular Lymphoma	US, EU, UK
Kite Pharma (Gilead)	Yescarta	2017	R/R Large B-cell Lymphoma; R/R Follicular Lymphoma; R/R Primary CNS Lymphoma	US, EU, UK
Kite Pharma (Gilead)	Tecartus	2020	R/R Mantle Cell Lymphoma (MCL); Adult B-ALL	US, EU, UK
Juno (Bristol Myers Squibb)	Breyanzi	2021	R/R LBCL; CLL/SLL; Follicular Lymphoma; Mantle Cell Lymphoma; Marginal Zone Lymphoma	US, EU, UK
Autolus	Aucatzyl	2024	Adult Relapsed/Refractory B-cell precursor Acute Lymphoblastic Leukemia (ALL)	US, EU, UK

Our competitors operating in the T-cell therapy space include, but are not limited to:

●	Novartis (Product: Kymriah)

●	Kite Pharma, Inc. (Products: Yescarta, Tecartus, KITE-753 and KITE-363)

●	Juno Therapeutics Inc. (Bristol Myers Squibb) (Product: Breyanzi)

●	JW Therapeutics (Product: Carteyva/Relma-cel)

●	Allogene Therapeutics (Product: Cema-cel)

●	Mustang Bio (Product: MB-106)

●	Poseida Therapeutics (Product Candidates: P-MUC1C-ALLO1, and P-CD19CD20-ALLO1)

●	Autolus Therapeutics PLC (Product Candidates: obe-cel and Auto1/22)

Our competitors pursuing CD19 targeted drugs outside of the T-cell therapy space include, but are not limited to:

●	Amgen, Inc. (Product: Blincyto and Uplizna)

●	MorphoSys AG (Novartis) (Product: Monjuvi)

●	ADC Therapeutics SA (Product: Zynlonta)

Universities and research institutes have been a proven new technology source in the field as well. We also face competition from treatments in the field of immunotherapy which are being developed and/or commercialized by several biotechnology companies as well as by large pharmaceutical companies, whose immuno-oncology programs focus on the same indications or antigen targets as our current pipeline. Other known types of immunotherapy, including but not limited to checkpoint inhibition and cancer vaccines, are not currently direct competitors to T-cell-based therapeutics. However, we cannot predict whether these other types of immunotherapy may eventually show efficacy in the indications for which we may seek marketing approval, and it is possible that we may face direct and substantial competition from such sources in the future.

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

License Agreement with Eureka

On June 28, 2022, we entered into the License Agreement with Eureka and Eureka Therapeutics (Cayman), Inc. (the “License Agreement”) , under which Eureka granted the Company an exclusive license to certain intellectual property within all territories worldwide, excluding Greater China and the Association of Southeast Asian Nations (ASEAN) countries (“Licensed Territory”). This agreement provides the Company with the right to certain functions related to any T-cell products that incorporate (a) the ARTEMIS® platform and (b)(i) the CD19 binder and/or (ii) the CD22 binder identified in the License Agreement (the “Licensed Product”). The License Agreement provides that, during the term, Eureka grants Estrella an exclusive license, with the right to grant sublicenses through multiple tiers to (a) make, import, use, sell or offer to sell the Licensed Products, (b) develop the Licensed Products solely for the purpose of obtaining regulatory approval of such Licensed Products, (c) commercialize such Licensed products and (d) manufacture the Licensed Products solely for developing the Licensed Products for the purposes of obtaining regulatory approval of such Licensed Products and for commercializing such Licensed Products.

Pursuant to the terms of the License Agreement, in partial consideration of Eureka’s grant of the rights and licenses to Estrella, Estrella agreed to pay Eureka a one-time, non-refundable, non-creditable payment of $1.0 million. As of December 31, 2025, $1.0 million has been paid to Eureka.

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

On January 30, 2023, one development milestone payment in the amount of $50,000 related to the submission of EB103 to the FDA was earned by Eureka under the Agreement, which was paid on October 10, 2023. With the dosing of the first patient in July 2024 in the STARLIGHT-1 clinical trial, the development milestone pursuant to Section 8.2.1 (First Patient Dosed in the First Clinical Trial of a Licensed Product) in the Licensing Agreement with Eureka was met. As a result, Estrella made a payment of $50,000 to Eureka for reaching this milestone. As of December 31, 2025, nine patients have been dosed in the STARLIGHT-1 clinical trial. No other development milestone, sales milestone, or royalty payment has been earned as of December 31, 2025, as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

Eureka Patent Information

The patents owned by Eureka relating to EB103 and EB104 cover compositions of matter, uses, and processes in various jurisdictions, including Australia, Canada, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, and the United States. These patents expire on October 21, 2036.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective since January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic; they were limited to 1% from April 1, 2022 through June 30, 2022, and fully reinstated at 2% thereafter. However, under the Statutory Pay-As-You-Go Act of 2010, additional sequestration reductions of up to 4% have been triggered for 2026 in response to federal spending increases, resulting in a total effective reduction of 4% for Medicare payments in that year, as Medicare cuts are capped at 4% under the law.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation, and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Key developments include the Inflation Reduction Act of 2022, which authorizes the Secretary of Health and Human Services to negotiate maximum fair prices for certain high-cost drugs covered under Medicare Part D starting in 2026 and Part B starting in 2028. The first set of negotiated prices for 10 Part D drugs took effect on January 1, 2026, resulting in discounts ranging from 38% to 79% off 2023 list prices and estimated annual savings of $6 billion for Medicare and $1.5 billion in out-of-pocket costs for beneficiaries. Additional cycles of negotiation are ongoing, with prices for 15 more Part D drugs effective in 2027 and the inclusion of Part B drugs in 2028. Further, in February 2026, Congress passed bipartisan legislation reforming pharmacy benefit managers (PBMs), banning spread pricing in Medicaid and requiring 100% rebate pass-throughs to employers, with PBM compensation shifting to flat fees starting in 2028. Under the current Trump administration, executive actions have advanced most-favored-nation (MFN) pricing, with agreements announced in December 2025 for nine pharmaceutical companies to align U.S. prices with those in other developed nations for certain products, extending to Medicaid programs. In January 2026, the Department of Health and Human Services issued guidance allowing manufacturers to offer lower-cost drugs directly to patients, including Medicare and Medicaid enrollees, under safeguards to comply with anti-kickback statutes. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used; imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. A breach of the GDPR or other applicable privacy and data protection laws and regulations could also result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation. Further, we comply with the GDPR and separately the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The GDPR and the UK GDPR each have the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The European Commission renewed the UK adequacy decisions under the GDPR and the Law Enforcement Directive in December 2025, extending them until December 2031, enabling continued free flow of personal data from EEA member states to the UK. These decisions are subject to a mid-term review after four years and may be renewed further based on ongoing assessments. These frameworks may lead to additional compliance costs and could increase our overall risk.

In addition, the GDPR places restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR remain subject to ongoing regulatory guidance and enforcement. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in the European Union have created complexity and uncertainty regarding transfers of personal data from the EEA to other countries whose data protection standards have not been deemed “adequate” by the European Commission (including the United States). On July 10, 2023, the European Commission adopted an adequacy decision for the EU-US Data Privacy Framework, which remains in effect as of February 2026 and enables transfers of personal data from the EEA to US entities certified under the framework. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, the exit of the United Kingdom, or UK, from the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the European Union on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the European Union and the UK, the UK and European Union agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country. The European Commission renewed the UK adequacy decisions in December 2025, extending them until December 2031, subject to a mid-term review after four years. These decisions enable the free flow of personal data from EEA member states to the UK without additional transfer mechanisms.

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA became effective on January 1, 2020, and (a) allows the California Attorney General to impose civil penalties for violations and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, has been in effect since January 1, 2023. The CPRA significantly modifies the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16 and creates a new California data protection agency authorized to issue substantive regulations, which has resulted in increased privacy and information security enforcement. New regulations under the CCPA and CPRA took effect on January 1, 2026, including requirements for risk assessments, cybersecurity audits, and opt-out confirmation mechanisms. Ensuring compliance with the CPRA could require us to incur additional costs and expenses.

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

Material Agreements

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of December 31, 2025, we have settled all amounts owed under this agreement.

Statement of Work #001

Pursuant to the Statement of Work #001 (“SOW”), effective March 4, 2024, as amended, we committed to paying Eureka $33.0 million for services related to the Phase I/II clinical trial of EB103, a T-cell therapy targeting CD19 using ARTEMIS® T-cell technology. As of December 31, 2025, Estrella has paid $3.5 million to Eureka for the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled. In addition, nine patient dosing and second site activation milestones have been completed as of December 31, 2025, and the Company has accrued approximately $12.4 million in accrued liability - related party and recorded $0.5 million in accounts payable – related party, for the corresponding dosing milestones.

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

Employees

Most of our day-to-day operations to date have been related to technology research and development, including the clinical development of our lead product candidates. Many of the operational tasks that we require are managed by Eureka pursuant to the Services Agreement and SOW. As a result, we have a limited number of employees and do not expect to hire a significant number of new employees in the near future.

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

We are a clinical-stage biotechnology company with a history of losses. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, and conducting discovery, research and development activities for our product candidates, and we have incurred significant operating losses. Our net losses were approximately $13.1 million and $8.8 million for the year ended December 31, 2025, and the unaudited twelve months ended December 31, 2024, respectively. As of December 31, 2025, and December 31, 2024, we had an accumulated deficit of approximately $37.0 million and $23.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with regulatory filings, research and development, and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as we:

●	continue our ongoing clinical trial of EB103;

●	continue the development of our preclinical programs;

●	acquire and license technologies, if any are discovered, that are aligned with our product candidates;

●	seek regulatory approval of EB103;

●	incur expenses related to the discovery and development of any potential future product candidates;

●	expand our operational, financial, and management systems and increase personnel, including personnel to support our preclinical and clinical development and commercialization efforts;

●	continue to develop, perfect, and defend our intellectual property portfolio; and

●	incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company.

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

As of December 31, 2025, and December 31, 2024, we had approximately $1.4 million and $0.9 million, respectively, in cash and cash equivalents. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Because the length of time and activities associated with successful research and development of platform technologies and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development of our current and potential future product candidates;

●	the number and scope of preclinical and clinical programs we decide to pursue;

●	the terms of any third-party manufacturing contract or biomanufacturing partnership we may enter into;

●	our ability to maintain our current licenses, conduct our research and development programs and establish new strategic partnerships and collaborations;

●	the progress of the development efforts of our existing strategic partners and third parties with whom we may in the future enter into collaboration and research and development agreements;

●	the costs involved in obtaining, maintaining, enforcing, and defending patents and other intellectual property rights;

●	the cost and timing of regulatory approvals; and

●	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Our consolidated financial statements expressing substantial doubt about our ability to continue as a going concern due to our history of recurring losses and our expectation that negative cash flows from operations will continue until we can generate sufficient revenue. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

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

In assessing our liquidity and the significant doubt about our ability to continue as a going concern, we monitor and analyze cash on hand and operating expenditure commitments. We have concluded that our recurring losses from operations of approximately $13.1 million for the year ended December 31, 2025; accumulated deficit of approximately $37.0 million as of December 31, 2025; and net operating cash outflow of approximately $1.8 million for the year ended December 31, 2025, and need for additional financing to fund future operations raise substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements expressing substantial doubt about our ability to continue as a going concern. However, our management is of the opinion that we will not have sufficient funds to meet our working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future operations are highly dependent on a combination of factors, including but not necessarily limited to (1) the success of our research and development programs; (2) the timely and successful completion of any additional financing; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) our ability to manage growth of the organization; (5) our ability to protect our technology and products; and, ultimately (6) regulatory approval and successful commercialization and market acceptance of our product candidates. Our future capital requirements will depend on many factors, including:

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity, and efficacy of our product candidates in humans. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or protocols. As a result, we cannot be sure that we will be able to submit additional investigational new drug applications (“INDs”) or similar applications for our proposed clinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Our current product candidates are in either preclinical or clinical development, and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches. We have completed the second dose cohort in the Phase I dose-escalation portion of our STARLIGHT-1 Phase I/II clinical trial of EB103, and an independent Data Safety Monitoring Board (DSMB) has completed its review of safety data from the Phase I dose-escalation phase (n=9) and recommended advancing the trial into the Phase II expansion phase at the recommended Phase II dose. In the Phase I dose-escalation phase, no treatment-related serious adverse events were reported, and the high-dose cohort achieved a 100% complete response rate at Month 1 in all evaluable patients, many of whom were considered high-risk and ineligible for currently available commercial CD19 products. However, these results are based on a small number of patients and limited follow-up and may not be predictive of results in larger populations, additional cohorts, or later-stage trials, and there is no guarantee that we will be able to successfully complete the clinical development of EB103 or any of our other product candidates or that any product candidate will ultimately demonstrate a clinical benefit. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by clinical-stage biotechnology companies such as ours.

We may not be able to access the financial resources to continue the development of our current or potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval or commercialization, such as:

●	negative or inconclusive results from our preclinical studies or clinical trials, leading to a decision or requirement to conduct additional studies or abandon programs;

●	product-related side effects experienced by participants in our clinical trials;

●	delays in submitting INDs for future candidates, or a suspension or termination of a clinical trial once commenced;

●	conditions imposed by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

●	delays in enrolling research subjects in clinical trials;

●	high drop-out rates of research subjects;

●	inadequate supply or quality of product candidate materials for our clinical trials;

●	chemistry, manufacturing, and control (“CMC”) challenges associated with scaling up manufacturing;

●	greater-than-anticipated clinical trial costs;

●	poor effectiveness of our product candidates during clinical trials;

●	unfavorable FDA or other regulatory authority inspection of a clinical trial or manufacturing site;

●	failure of Eureka or our third-party contractors to comply with regulatory requirements or meet their contractual obligations;

●	delays and changes in regulatory requirements, policies, and guidelines; or

●	the FDA or other regulatory authorities interpreting our data differently than we do.

Further, we, Eureka, and any existing or potential future collaborator may never receive approval to market and commercialize any product candidate. Even if regulatory approval is obtained, it may be for indications or patient populations that are not as broad as we intended or may require labeling that includes significant use restrictions or safety warnings.

We may not be successful in our efforts to use and expand our use of the ARTEMIS® platform to expand our pipeline of product candidates.

A key element of our strategy is to use and advance our use of the ARTEMIS® platform to design, test, and build our portfolio of product candidates focused on the treatment of cancer. Our and Eureka’s research and development efforts to date have resulted in our discovery and preclinical development of EB103 and other potential product candidates. We received IND clearance from the FDA for EB103 on March 2, 2023, and have activated multiple clinical sites, including UC Davis Comprehensive Cancer Center and Baylor Scott & White Research Institute, for the ongoing STARLIGHT-1 clinical trial (NCT06343311). An independent Data Safety Monitoring Board has completed its review of safety data from the Phase I dose escalation portion of STARLIGHT-1 (n=9) and, based on the favorable safety profile observed, including the absence of treatment-related serious adverse events and a 100% complete response rate at Month 1 in the high-dose cohort, has recommended advancing the trial to the Phase II expansion phase at the recommended Phase II dose. The expansion phase is a multi-center, open-label study designed to further evaluate the safety and preliminary efficacy of EB103 in patients with relapsed or refractory B-cell non-Hodgkin’s lymphoma, and data from this expansion phase are expected to inform our pivotal trial strategy for EB103. However, we cannot assure you that EB103 or any of our other existing or future product candidates will successfully complete clinical trials or demonstrate these product candidates to be safe or effective therapeutics, and we may not be able to successfully develop any product candidates. Even if we are successful in expanding our pipeline of product candidates, any additional product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future. Moreover, our ability to complete the clinical trial for EB103 or commence and complete a clinical trial for any other product candidate may depend on our ability to obtain sufficient funding from various sources. If we fail to obtain adequate funding we may have to delay, reduce, or terminate our clinical development programs.

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

While we expect our pipeline to yield multiple INDs in addition to the IND for EB103, which was cleared by the FDA on March 2, 2023, we cannot be sure that submission of future INDs will result in the FDA allowing testing and clinical trials to begin, or that, once clinical trials for our product candidates begin, issues will not arise that suspend or terminate such clinical trials. For our ongoing STARLIGHT-1 trial of EB103, we have completed the second dose cohort in the Phase I dose-escalation portion of the study, and an independent Data Safety Monitoring Board (DSMB) has completed its review of safety data from the Phase I dose-escalation phase (n=9) and recommended advancing the trial into the Phase II expansion phase at the recommended Phase II dose. In the Phase I portion of STARLIGHT-1, no treatment-related serious adverse events were reported, and the high-dose cohort achieved a 100% complete response rate at Month 1 in all evaluable patients, including high-risk patients who were not eligible for currently available commercial CD19 products, such as a patient with CNS lymphoma. However, these data are based on a small number of patients and early-stage observations, and they may not be predictive of results in larger patient populations or later-stage trials. In addition, the manufacturing of our additional product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and controls (CMC) topics, including product specifications, release criteria and comparability, to be a focus of IND reviews and ongoing regulatory interactions, which may delay the clearance of future INDs or restrict or delay the conduct of our clinical trials.

Additionally, even if regulatory authorities initially agree with the design and implementation of clinical trials described in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future, require us to modify trial design, add new endpoints or safety monitoring, or impose additional pauses or holds.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight by institutional biosafety committees (“IBCs”) under the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (the “NIH Guidelines”). Under the NIH Guidelines, research involving the deliberate transfer of recombinant or synthetic nucleic acid molecules, or DNA or RNA derived from such molecules, into human subjects (human gene transfer) requires IBC approval and other applicable regulatory authorizations before initiation. Our EB103 and other ARTEMIS® T-cell product candidates are generated using lentiviral vectors and therefore involve the introduction of recombinant or synthetic nucleic acid molecules into human subjects, which is considered human gene transfer under these guidelines. As a result, our clinical trials may be subject to IBC review and approval at each participating institution, in addition to institutional review board (IRB) and FDA requirements. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and its review and any associated biosafety requirements may result in additional time, cost and complexity before sites can be activated or patients can be enrolled, and may delay the initiation or conduct of our clinical trials. While the NIH Guidelines are only mandatory for institutions that receive certain types of NIH funding, many institutions, sponsors and CROs voluntarily follow them, and we expect that our gene-transfer studies will generally be required to comply with IBC oversight.

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

We depend on strategic partnerships, such as the Licensing Agreement with Eureka and may in the future depend on collaborations, such as our prior Collaboration Agreement with Imugene, for the development and commercialization of EB103, EB104, and future product candidates in certain indications, and if these arrangements are unsuccessful, this could impair our ability to generate revenues and materially harm our results of operations.

Our business strategy for the research of EB103’s use in conjunction with CF33-CD19t was previously dependent upon maintaining our arrangement with Imugene under the Collaboration Agreement, which concluded its research plan on August 30, 2023. Our ongoing strategy relies on arrangements with strategic partners, research collaborators, and others, such as the Licensing Agreement with Eureka, which grants us an exclusive license to use ARTEMIS® technology in connection with CD19 and CD22 in the Licensed Territory. These agreements provide for, among other things, intellectual property rights and significant future payments should certain development, regulatory, and commercial milestones be achieved.

As a result, we may not be able to conduct these collaborations in the manner or on the time schedule we previously contemplated, which may negatively impact our business operations.

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

We may not realize the anticipated benefits of our prior collaboration agreement with Imugene.

Our prior collaboration with Imugene, which concluded its research plan on August 30, 2023, explored the therapeutic potential of a combination of Imugene’s CF33-CD19t in conjunction with EB103 for the treatment of solid tumors. However, Imugene could develop therapies outside of our collaboration that do not utilize EB103. For example, Imugene could develop an oncolytic virus that forces tumors to express a protein other than CD19 for a “mark and kill” approach to treating solid tumors, which would require a combination with a T-cell therapy other than EB103.

We may not be able to enter into additional strategic transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates and technologies, impact our cash position, increase our expenses and present significant distractions to our management.

From time to time, we consider strategic transactions, such as collaborations, geographic partnerships for the co-development and/or co-commercialization of our product candidates in selected territories, acquisitions of companies, asset purchases, joint ventures, out-or in-licensing of product candidates or technologies and biomanufacturing partnerships. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies, contract development manufacturing organizations, or hospitals. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our current or potential future product candidates. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near-and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.

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

The manufacturing of our product candidates is complex. We may encounter difficulties in production, and because we currently rely on Eureka as our sole supplier of clinical drug product, any such difficulties or any disruption in our relationship with Eureka could delay or halt our clinical programs and, if approved, commercial supply.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is also extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or the manufacturing facilities in which they are made, the facilities may need to be closed for an extended period of time to investigate and remedy the contamination. As a result of these complexities, the cost to manufacture biologics in general, and our cell-based product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce.

We currently do not own or operate any manufacturing facilities and have limited personnel with manufacturing experience. We rely entirely on Eureka Therapeutics, Inc., our parent and controlling stockholder, to manufacture EB103 and our other ARTEMIS® T-cell product candidates for our preclinical studies and clinical trials under our license and services arrangements, and Eureka is currently our sole supplier of clinical drug product. Eureka manufactures our product candidates at a limited number of facilities. If Eureka experiences any manufacturing, quality, safety, regulatory or other operational problems, if it fails to perform its obligations in accordance with applicable specifications, cGMP requirements or other regulatory requirements, if it is unable or unwilling to supply us with sufficient quantities of our product candidates on a timely basis and at acceptable costs, or if our arrangements with Eureka are terminated or materially disrupted, we would not have an immediately available alternative source of supply. Identifying, qualifying and transferring our manufacturing processes to one or more replacement manufacturers would be time-consuming and costly, would require additional regulatory filings and approvals, and could involve unforeseen technical challenges. Any such transition could result in substantial delays in our ongoing or planned clinical trials, increased development and manufacturing costs, and, if our product candidates are approved, interruptions or delays in commercial supply.

Any adverse developments affecting manufacturing operations for our product candidates, whether at Eureka or any future third-party manufacturer, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Furthermore, it is too early to estimate our cost of goods sold. The actual cost to manufacture our product candidates could be greater than we expect because we are early in our development efforts.

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

Our management has a limited understanding of artificial intelligence (“AI”), and may not be able to fully assess potential risks posed to our business by AI or to capture any potential benefits to our business AI could provide. In the event AI is used to better effect by our competitors it could lead to countervailing discoveries that may undermine our current pipeline. Our limited understanding of AI could also lead to potential security risks and breaches.

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

The development and commercialization of T-cell therapies is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies, and specialized biotechnology companies, as well as technology and therapeutics being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing, or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology and biopharmaceutical fields. We believe that while EB103, EB104, EB201 and research relating to the use of EB103 in conjunction with CF33-CD19t, their associated intellectual property, the characteristics of our current and potential future product candidates, and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.

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

Our IT infrastructure is limited given the size and scope of our operations, and we have not conducted a formal standalone IT or cybersecurity risk assessment, nor do we have a dedicated cybersecurity officer. Our process for assessing, identifying and managing cybersecurity risks is not fully integrated into an enterprise-wide risk management program, and we do not have a formal internal process to oversee and identify cybersecurity threats and risks associated with our reliance on Eureka’s third-party IT support provider. Instead, we have adopted cybersecurity principles modeled on those used by Eureka, and our IT support is outsourced to Eureka’s third-party provider. While we have implemented certain technical and organizational measures — including reliance on cloud-based storage (rather than on-premises servers) with daily backups and periodic restore testing, multi-factor authentication for access to our Office 365 environment, role-based access controls for financial data stored on SharePoint, and email protections such as spam/malware filtering, data loss prevention and basic encryption — these measures are limited and evolving and may prove inadequate to prevent or detect all cybersecurity threats. Cybersecurity oversight for Estrella is integrated into Eureka’s IT governance framework and the third-party IT provider, and although our CEO and board receive updates and are responsible for ensuring that cybersecurity measures relevant to Estrella are in place, our dependence on Eureka’s IT Governance Committee and its external IT provider may reduce our direct visibility into, and control over, certain cybersecurity risks.

There can be no assurance that we, our service providers, collaborators, consultants, contractors, or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate security breaches or improper access to, use of, or inappropriate disclosure of any of this information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues, or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Our business, operations, financial position and clinical development plans and timelines could be materially adversely affected by the continuing military action in Ukraine, the war between Israel and Hamas, and the armed conflict between the United States/Israel and Iran.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in Ukraine, the war between Israel and Hamas commenced in October 2023, and the armed conflict commenced on February 28, 2026 by the United States and Israel against Iran (including joint airstrikes targeting Iranian leadership, nuclear facilities, ballistic missile programs, and military sites, with Iranian retaliatory missile and drone strikes on US bases, Israel, and Gulf states), and related economic sanctions imposed or that may in the future be imposed by certain governments, our financial position and operations may be materially and adversely affected. As our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of these conflicts, including due to increased market volatility (such as surges in energy prices), decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

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

Inflation and higher interest rates could increase our operating costs and adversely affect our liquidity and ability to raise capital.

While inflation in the United States has moderated since its recent peak in June 2022, it remains above the Federal Reserve’s long-term 2.0% target, and interest rates remain elevated compared to the decade prior to the COVID-19 pandemic. Higher inflation and a sustained higher-rate environment may result in increased operating costs, reduced liquidity, lower valuations, and limitations on our ability to access credit or otherwise raise debt and equity capital on acceptable terms. In addition, continued volatility in financial markets, uncertainty around future monetary policy, and any renewed increase in inflationary pressures may further heighten these risks.

Risks Related to the Separation and Our Relationship with Eureka

We will incur incremental costs as a standalone public company.

For operational matters outside of the scope of the Services Agreement we entered with Eureka, we may hire additional employees, or out-source certain functions, systems, and infrastructure through contracts with third parties. These initiatives may be costly to implement. To the extent we implement any of these initiatives, we may incur additional operating costs, and the amount and timing of such costs is uncertain.

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

Our CEO, President, and director, Dr. Liu, currently serves as the CEO and President of Eureka and is also a beneficial owner of more than 10% of Eureka’s outstanding equity. Accordingly, Dr. Liu devotes less than full time to the operation of our business. Pursuant to his employment agreement, Dr. Liu is expected to fulfill his duties as our CEO, but is not required to provide a specific number of hours to our business per week or per month.

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

Moreover, we may in the future co-own additional patents and patent applications with third parties pursuant to agreements that we may enter into. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent application, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We may need the cooperation of any such co-owners to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business prospects and financial conditions.

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

We license rights from licensors to use certain intellectual property relevant to one or more of our current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. These existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For example, we are a party to the License Agreement with Eureka and Eureka Therapeutics (Cayman), Inc.

In addition, certain of our future agreements with licensors may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, we may in the future enter into license agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place.

Further, we or our licensors, if any, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our in-licensed patents may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our in-licensed patents, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from others, which may have an adverse impact on our business, financial conditions, results of operations and prospects.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from licensors. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our licensed rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected. Even where we have the right to control prosecution of patents and patent applications under license from licensors, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over patent prosecution.

Our technology acquired or licensed currently or in the future from various licensors is or may be subject to retained rights. Our predecessors or licensors do and may retain certain rights under their agreements with us, including the right to use the underlying technology for non-commercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

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

We have certain obligations to licensors from whom we license certain patent rights that are relevant to one or more current and future product candidates. In the future, we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates. Our existing license agreements impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, including diligence obligations with respect to development and commercialization of product candidates covered by the intellectual property licensed to us, or use the intellectual property licensed to us in an unauthorized manner or we are subject to bankruptcy-related proceedings, we may be required to pay damages and the licensor may have the right to terminate the respective agreement or materially modify the terms of the license, such as by rendering currently exclusive licenses non-exclusive. License termination or modification could result in our inability to develop, manufacture and sell products that are covered by the licensed intellectual property or could enable a competitor to gain access to the licensed intellectual property.

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

Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

Disputes may arise between us and our present and future licensors regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues, including but not limited to our right to transfer or assign the license;

●	whether and the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patents and other rights to others, including the terms and conditions thereof;

●	our diligence obligations with respect to the development and commercialization of our product candidates that are covered by the license agreement, and what activities satisfy those diligence obligations;

●	our right to transfer or assign the license;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and

●	the priority of invention of patented technology.

If disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the agreements under which we currently license intellectual property or technology from licensors are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our in-licensed patents and any patent rights we may own or in-license in the future. The USPTO and various non-U.S. patent offices require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our in-licensed intellectual property. In many cases, an inadvertent lapse, by our patent counsel or other applicable patent maintenance vendors, can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical product candidates or platforms, which could have a material adverse effect on our business prospects and financial condition.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA,”) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

Since its enactment, there have been judicial, congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of pocket cost and through a newly established manufacturer discount program. It is possible the ACA will be subject to judicial or congressional challenges and amendments in the future.

On July 4, 2025, the annual reconciliation bill, the OBBBA was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS elected up to fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the recent U.S. presidential and congressional elections. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

To date, our IT infrastructure remains limited in size and scope, and our privacy, data protection, and cybersecurity policies are continually evolving. Although we have implemented certain security measures to protect our financial data and communications, we cannot guarantee that our current physical, technical, organizational, and administrative safeguards will be sufficient to prevent data loss, theft, or security breaches, or that we will remain in compliance in all material respects with all evolving Privacy and Security Requirements.

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

In addition, the GDPR places restrictions on cross-border data transfers. On July 10, 2023, the European Commission adopted an adequacy decision for the EU-US Data Privacy Framework, which remains in effect as of February 2026 and enables transfers of personal data from the EEA to U.S. entities certified under the framework. Similarly, the Swiss-U.S. Data Privacy Framework was extended in September 2023 to align with the EU-US framework, facilitating data transfers from Switzerland to certified U.S. entities. Furthermore, the European Commission’s Standard Contractual Clauses, updated in June 2021, continue to serve as a primary mechanism for data transfers where adequacy decisions do not apply, subject to transfer impact assessments and supplementary measures as required. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

The GDPR has increased our responsibilities and potential liability in relation to personal data processed subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Companies now have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. In addition, the European Commission renewed the UK adequacy decisions under the GDPR and the Law Enforcement Directive in December 2025, extending them until December 2031, enabling continued free flow of personal data from EEA member states to the UK. These decisions are subject to a mid-term review after four years and may be renewed further based on ongoing assessments. Similarly, the UK has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected. Compliance with the GDPR and applicable laws and regulations relating to privacy and data protection of EEA Member States and the UK is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. In addition, any failure by us (or our business partners who handle personal data) to comply with GDPR and applicable laws and regulations relating to privacy and data protection of EEA member states and the UK may result in regulators prohibiting our processing of the personal data of EEA data subjects, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EEA clinical trials.

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. Although the law includes limited exceptions for health-related information, including clinical trial data, such exceptions may not apply to all of our operations and processing activities. As we expand our operations and trials (both preclinical and clinical), the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend towards more stringent privacy legislation in the United States. In November 2020, California passed the California Privacy Rights Act (the “CPRA”) which amends and expands the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16 and creates a new California data protection agency authorized to issue substantive regulations, which has resulted in increased privacy and information security enforcement. The majority of the provisions have been in effect since January 1, 2023, and additional compliance investment and potential business process changes may be required. New regulations under the CCPA and CPRA took effect on January 1, 2026, including requirements for risk assessments, cybersecurity audits, and opt-out confirmation mechanisms. The CPRA has created additional uncertainty and may increase our cost of compliance. As of February 2026, at least 18 other states have enacted comprehensive consumer privacy laws similar to the CCPA and CPRA, including Virginia (effective January 1, 2023), Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), Utah (effective December 31, 2023), Florida (effective July 1, 2024), Texas (effective July 1, 2024), Oregon (effective July 1, 2024), Montana (effective October 1, 2024), Delaware (effective January 1, 2025), Iowa (effective January 1, 2025), Tennessee (effective July 1, 2025), Indiana (effective January 1, 2026), and Nebraska (effective January 1, 2025), with additional states expected to follow. These laws vary in scope but generally grant consumers rights to access, delete, and opt out of the sale or sharing of their personal information, and impose obligations on businesses such as data minimization, purpose limitation, and security requirements. In the event that we are subject to or affected by HIPAA, the GDPR, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

General Risk Factors

Disruptions at the FDA and other government agencies caused by reductions in staffing, funding shortages or government shutdowns could hinder their ability to review regulatory submissions or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, the European Medicines Agency (“EMA”) and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, agency efforts to reduce or restructure the federal workforce, and broader statutory, regulatory and policy changes. In March 2025, the U.S. Department of Health and Human Services (“HHS”) implemented a major restructuring that reduced HHS staffing by approximately 20,000 positions, including about 3,500 positions at the FDA. Current and former FDA employees and industry observers have expressed concern that such cuts have eroded morale and disrupted the agency’s regulatory work, even though HHS stated that core drug, device and food reviewers were intended to be protected. Further reductions occurred in fiscal year 2026, with the FDA experiencing a net loss of an additional 473 employees, contributing to delays in application reviews and slower response times across drug and biologics centers.

In late 2025, the U.S. federal government experienced a partial shutdown following a lapse in appropriations, during which many federal employees were furloughed and agencies, including the FDA, operated under contingency plans with reduced staffing. During shutdown periods, the FDA typically limits activities to those deemed “essential,” which can include certain safety-related functions but may delay or suspend review of some regulatory submissions, inspections and policy work. Although funding was subsequently restored and furloughed employees were authorized to return to work, similar shutdowns or lapses in appropriations could recur in the future.

Disruptions and personnel turnover at the FDA and other agencies — whether as a result of leadership changes, workforce reductions, hiring freezes, difficulty retaining key personnel, or government shutdowns — may slow the time necessary for new drugs and biologics to be reviewed and/or approved. Cuts in FDA staffing or sustained uncertainty around agency resources could result in longer response times, delays in the review of INDs or other applications, slower issuance of regulations or guidance, or diminished ability to implement or enforce regulatory requirements in a timely fashion. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA, the USPTO, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the timing of review and processing of our regulatory submissions and intellectual property filings, which could have a material adverse effect on our business, financial condition and results of operations.

We or the related parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We share our facilities with Eureka (“Facilities”) located in Emeryville, California, near major earthquake faults, fire zones and the shore of San Francisco Bay. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, power shortage, telecommunication failure, or other natural or man-made accidents or incidents that result in us being unable to fully utilize the Facilities may have a material adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to the Facilities may result in increased costs, delays in the development of our product candidates, or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations and have a material adverse effect on our business, financial condition, results of operations, and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of the Facilities, that damaged critical infrastructure, such as research facilities or the manufacturing facilities of our contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In the event of an accident or incident at the Facilities, we cannot assure our investors that the amounts of insurance payable, if any, will be sufficient to satisfy any damages and losses. If the Facilities or the manufacturing facilities of our contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Risks Related to our Securities

Our Common Stock price may be volatile.

Our Common Stock price is likely to be volatile. The market price for our Common Stock may be influenced by many factors, including the other risks described in this section of the prospectus entitled “Risk Factors” and the following:

●	Estrella’s ability to advance its current or potential future product candidates into the clinic;

●	results of preclinical studies and clinical trials for Estrella’s current or potential future product candidates, or those of its competitors or potential future collaborators;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to Estrella’s future products;

●	the success of competitive products or technologies;

●	introductions and announcements of new products by Estrella, its future commercialization collaborators, or its competitors, and the timing of these introductions or announcements;

●	actions taken by regulatory authorities with respect to Estrella future products, clinical trials, manufacturing process or sales and marketing terms;

●	actual or anticipated variations in Estrella’s financial results or those of companies that are perceived to be similar to Estrella;

●	the success of Estrella’s efforts to acquire or in-license additional technologies, products, or product candidates;

●	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	announcements by Estrella or its competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and Estrella’s ability to obtain patent protection for its products;

●	Estrella’s ability or inability to raise additional capital and the terms on which it is raised;

●	the recruitment or departure of key personnel;

●	changes in the structure of healthcare payment systems;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies or the industry generally;

●	Estrella’s failure or the failure of its competitors to meet analysts’ projections or guidance that Estrella or its competitors may give to the market;

●	fluctuations in the valuation of companies perceived by investors to be comparable to Estrella;

●	announcement and expectation of additional financing efforts;

●	speculation in the press or investment community;

●	trading volume of our Common Stock;

●	sales of our Common Stock by us or our stockholders, including sales of shares registered for resale under this or other registration statements, which could create or increase an overhang in the market.

●	the concentrated ownership of our Common Stock;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	the termination or non-renewal of key agreements, such as the Service Agreement with Eureka;

●	natural disasters, public health crises and other calamities; and

●	general economic, industry and market conditions.

In addition, stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology companies in particular, have experienced significant volatility in recent years, often unrelated to the operating performance of the underlying businesses. This type of broad market and industry volatility may adversely affect the trading price of our Common Stock, regardless of our operating performance.

If we fail to maintain compliance with Nasdaq listing standards, our Common Stock could be delisted, which could adversely affect the trading price and liquidity of our Common Stock and subject us to additional trading restrictions, including the “penny stock” rules.

Our Common Stock is currently listed on the Nasdaq Capital Market. To maintain this listing, we must satisfy ongoing requirements, including, among others, the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and the minimum market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2). On November 19, 2024, we received notices from Nasdaq that we were not in compliance with the minimum bid price requirement and the requirement to maintain a minimum of $2,500,000 in stockholders’ equity. We regained compliance with both of these requirements on December 11, 2024.

Subsequently, in April 2025, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirement, and in August 2025 we received a notice that we were not in compliance with the minimum market value of listed securities requirement. In September 2025, Nasdaq notified us that we had regained compliance with both of these listing standards and that these matters were closed.

Additionally, on January 7, 2026, we received a notice from Nasdaq that we are not in compliance with Nasdaq Listing Rule 5620(a) because we have not yet held an annual meeting of shareholders within twelve months of the end of the transition period ended December 31, 2024. We submitted a plan to regain compliance, which Nasdaq accepted on February 27, 2026, granting us an extension until June 29, 2026, to hold a joint 2025/2026 annual meeting. There can be no assurance that we will be able to regain compliance within the extension period granted. If we do not satisfy the terms, Nasdaq will provide written notification that our securities will be delisted, at which time we may appeal to a Hearings Panel.

In addition, there can be no assurance that we will continue to satisfy Nasdaq’s other listing requirements related to minimum bid price or market value of listed securities in the future. Our stock price may again fall below the $1.00 minimum bid price requirement, or our market value of listed securities or other metrics may fall below applicable thresholds. Nasdaq has recently adopted changes that may shorten the time available to regain compliance with the minimum bid price requirement and restrict the use of reverse stock splits to cure bid-price deficiencies. If we are unable to regain or maintain compliance with Nasdaq’s listing standards within the applicable cure periods, our Common Stock could be subject to delisting.

If our Common Stock is delisted from Nasdaq and is not listed on another national securities exchange, our Common Stock may be quoted on an over-the-counter market. In that event, we could become subject to the Securities and Exchange Commission’s “penny stock” rules, which generally apply to securities trading below $5.00 per share that are not listed on a national securities exchange. These rules impose additional disclosure and suitability obligations on broker-dealers that effect transactions in penny stocks, including obtaining a customer’s written consent before a transaction in a penny stock, which could reduce the number of broker-dealers willing to make a market in our Common Stock and may further limit the liquidity and trading volume of our shares. As a result, delisting from Nasdaq could adversely affect the trading price of our Common Stock, make it more difficult for stockholders to sell their shares, impair our ability to raise additional capital on acceptable terms or at all, and could have a material adverse effect on our business, financial condition and results of operations.

Estrella may incur significant costs from class action litigation due to the expected stock volatility.

The trading price of our Common Stock may fluctuate for many reasons, including as a result of public announcements regarding the progress of development efforts for our platform and product candidates, the development efforts of collaborators or competitors, the addition or departure of key personnel, variations in our quarterly operating results, changes in market valuations of biopharmaceutical and biotechnology companies, changes in overall market conditions, or other factors discussed in this “Risk Factors” section. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years and continue to be among the industries most frequently targeted in securities class action lawsuits. In the past, securities class action litigation has often been brought against public companies following periods of volatility in the market price of their securities, including life sciences companies whose stock prices declined after clinical, regulatory or financing developments. If any of our stockholders were to bring a securities class action lawsuit against us, even if the claims are without merit, we could incur substantial costs defending the action, and such litigation could divert the time and attention of our management and other personnel from operating our business, which could harm our business, operating results, financial condition and cash flows.

We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

As a result of Eureka Therapeutics, Inc. holding more than 50% of the voting power of our board of directors, we will be a “controlled company” within the meaning of Nasdaq’s listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq including the requirement that compensation committee and nominating and corporate governance committee be composed entirely of “independent” directors (as defined by Nasdaq’s listing rules). As a “controlled company” the Estrella Board is not required to include a majority of “independent” directors. We do not intend to rely on those exemptions. However, we cannot guarantee that this may not change going forward.

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

An emerging growth company may elect to delay the adoption of new or revised accounting standards. Section 102(b)(2) of the JOBS Act allows Estrella to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the consolidated financial statements contained in this Annual Report and those that Estrella will file in the future may not be comparable to companies that comply with the effective dates of revised accounting standards for public entities.

Future sales and issuances of Common Stock or rights to purchase Common Stock could result in additional dilution of the percentage ownership of Estrella stockholders and could cause the price of our Common Stock to fall.

Significant additional capital will be needed in the future to continue our planned operations, including further development of our product candidates, payments under the Services Agreement in connection with preparing regulatory filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock.

Pursuant to our 2023 Omnibus Incentive Plan (the “2023 Plan”), our board of directors or a committee appointed by the board to administer the 2023 Plan (the “Incentive Plan Administrator”) is authorized to grant stock options and other equity awards to our employees, directors and consultants. Initially, 3,520,123 shares of Common Stock were authorized for issuance under the 2023 Plan. On January 1, 2024, under the plan’s evergreen provision, the share reserve automatically increased by 1,941,293 shares, and on January 1, 2025, it increased by an additional 1,920,444 shares. In addition, on the first trading day of each subsequent calendar year, beginning with calendar year 2026, the share reserve will automatically increase by up to 5% of the total number of shares of Common Stock outstanding as of the last day of the immediately preceding calendar year, unless the Incentive Plan Administrator acts prior to January 1 of such year to provide that there will be no increase or a lesser increase in the share reserve for that year. Unless the Incentive Plan Administrator acts not to increase, or to reduce the increase in, the number of shares available for issuance under the 2023 Plan, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall. In 2024, options to purchase 3,600,000 shares of our Common Stock were granted to our employees, members of our board of directors and other consultants under the 2023 Plan.

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

In connection with the audits of Estrella’s consolidated financial statements for the fiscal year ended December 31, 2025, and the six-month transition period ended December 31, 2024, material weaknesses in Estrella’s internal control over financial reporting were identified in relation to Estrella’s lack of qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review consolidated financial statements and related disclosures under U.S. GAAP. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

The identified material weaknesses, if not corrected, could result in a material misstatement to Estrella’s consolidated financial statements that may not be prevented or detected.

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in fiscal year ended June 30, 2023. The implementation of the material aspects of this plan took place during 2025 and 2024. Additional qualified out-sourced personnel with appropriate levels of accounting knowledge and experience to address U.S. GAAP accounting issues have been added to prepare and review financial statements and related disclosures under U.S. GAAP. Non-routine transactions are analyzed by the chief financial officer and third-party consultants to ensure proper accounting treatment. Narratives and policies for the Company’s business processes that relate to financial statements have been put in place to establish proper segregation of duties and internal controls. While the Company has remediated certain previously identified material weaknesses, our chief executive officer and chief financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. If Estrella fails to establish and maintain proper internal financial reporting controls, its ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Estrella is a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we include a report from management on our internal control over financial reporting in our annual reports on Form 10-K. In addition, if Estrella ceases to be an “emerging growth company,” our independent registered public accounting firm may be required to attest to and report on the effectiveness of our internal control over financial reporting.

If Estrella fails to implement any required improvements to its disclosure controls and procedures to address any material weaknesses in its internal control over financial reporting, such material weaknesses could result in inaccuracies in Estrella’s consolidated financial statements and could also impair its ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

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

Provisions in Estrella’s Amended Charter, Estrella’s amended and restated bylaws (the “Amended Bylaws”) and Delaware law may have anti-takeover effects that could discourage an acquisition of Estrella by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management, which could depress the trading price of our Common Stock.

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

During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants trade on the Nasdaq Capital Market under the symbols “ESLA” and “ESLAW,” respectively, since October 2, 2023.

Holders

As of December 31, 2025, there were 19 registered holders of record of our Common Stock and one holder of record of our warrants. The single record holder for our warrants is Cede & Co., a nominee for The Depository Trust Company, which holds all of our outstanding warrants in “street name”. These figures do not include the number of beneficial owners whose shares or warrants are held in “street name” through banks or broker-dealers.

Dividends

We have not paid any cash dividends to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the fiscal year ended December 31, 2025, were previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K, as applicable.

Issuer Purchases of Common Stock

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,600,000	$0.815	3,781,860
Equity compensation plans not approved by security holders	None	—	None
Total	3,600,000	$0.815	3,781,860

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our audited consolidated financial statements and the notes thereto, which are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a clinical-stage biopharmaceutical company developing T-cell therapies with the capacity to address treatment challenges for patients with blood cancers and solid tumors. Our mission is to harness the evolutionary power of the human immune system to provide patients fighting cancer with safe, effective therapies. Our lead product candidate, EB103, is a T-cell therapy called “CD19-Redirected ARTEMIS® T-Cell Therapy,” which utilizes Eureka Therapeutics, Inc.’s (“Eureka”) ARTEMIS® technology to target CD19. On March 2, 2023, the FDA cleared the Investigational New Drug (“IND”) application for EB103, allowing us to proceed with the Phase I/II STARLIGHT-1 Clinical Trial.

We hold an exclusive license from Eureka to develop CD19 and CD22-targeted T-cell therapies using their ARTEMIS® platform. Under a Services Agreement and a related Statement of Work (“SOW”), Eureka performs clinical trial services for our STARLIGHT-1 trial. As of December 31, 2025, nine patients had been dosed in the trial, and we had accrued approximately $12.4 million in related-party liabilities for the corresponding milestones.

To date, we have funded our operations primarily through the issuance of preferred and common stock, including net proceeds from our business combination in September 2023 and a private placement during May through September 2025. We have a limited operating history and have not generated any revenue from product sales. As of December 31, 2025, we had an accumulated deficit of approximately $37.0 million. We expect our expenses and operating losses to increase significantly as we continue to advance our product candidates through clinical development.

Change in Fiscal Year

On November 25, 2024, our Board of Directors approved a change in our fiscal year end from June 30 to December 31.

Results of Operations for the year ended December 31, 2025 Compared with the unaudited twelve-month period ended December 31, 2024

Due to the change in our fiscal year end from June 30 to December 31, the audited consolidated financial statements included in this Annual Report present our financial results for the year ended December 31, 2025, and the six-month transition period ended December 31, 2024. However, to provide a meaningful year-over-year comparison, the following discussion compares our results of operations for the year ended December 31, 2025, against the unaudited twelve months ended December 31, 2024.

There are two major expense categories in our operations: (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to the conduct of the STARLIGHT-1 clinical trial, which was mainly performed by Eureka. For the year ended December 31, 2025 and for the twelve months ended December 31, 2024, we incurred approximately $10.2 million and $6.4 million of research and development expenses, respectively. All research and development expenses incurred for the periods presented above were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22. The increase in research and development expenses was mainly due to Estrella incurring higher service fees during the clinical phase and the dosing of seven patients, and a second site activation under the SOW for the year ended December 31, 2025 compared to two patients dosed during the same period in 2024. In addition, for the twelve months ended December 31, 2024, we have incurred $3.5 million R&D expense from Eureka for achieving the milestones associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) under the SOW.

Our breakdown of research and development expenses by categories for the year ended December 31, 2025 and for the twelve months ended December 31, 2024 are summarized below:

	For the year ended December 31, 2025	For the twelve months ended December 31, 2024
		(Unaudited)
Consulting and laboratory related fee	$10,207,228	$6,401,435
Stock based compensation	41,317	7,131
Total research and development	$10,248,545	$6,408,566

General and Administrative Expenses

For the year ended December 31, 2025 and for the twelve months ended December 31, 2024, we incurred approximately $2.8 million and $2.4 million in general and administrative expenses, respectively. The increase was primarily driven by higher professional fees and stock-based compensation expense related to stock options granted in October 2024 under our 2023 Omnibus Incentive Plan, partially offset by lower other corporate expenses.

Net Loss

We incurred a net loss of approximately $13.1 million and $8.8 million for the year ended December 31, 2025 and for the twelve months ended December 31, 2024, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $1.4 million and a working capital deficit of approximately $11.9 million. Since our inception, we have expended substantial funds on research and development and have experienced significant losses and negative cash flows from operations. For the year ended December 31, 2025, we reported a net loss of approximately $13.1 million and net cash used in operating activities of approximately $1.8 million. As of December 31, 2025, we had an accumulated deficit of approximately $37.0 million.

Going Concern and Management’s Assessment of Liquidity

We expect our expenses and operating losses to increase significantly as we continue to advance our product candidates through clinical development, particularly in connection with the Phase I/II STARLIGHT-1 clinical trial of EB103. Our recurring losses from operations, accumulated deficit, and need for additional financing to fund future operations, raise substantial doubt about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2025, expressing substantial doubt about our ability to continue as a going concern.

To fund our operations, we recently completed a private placement between May and September 2025, receiving gross proceeds of approximately $2.4 million. Subsequent to the end of the fiscal year, on January 6, 2026, we consummated a registered direct offering and concurrent private placement resulting in gross proceeds of approximately $8.0 million. Despite these recent financing activities, management is of the opinion that we will not have sufficient funds to meet our working capital requirements and debt obligations as they become due starting from one year from the date of this report. If we are unable to obtain adequate financing or generate significant revenue, we may be required to curtail or cease our operations.

Material Cash Requirements and Capital Sources

Our primary use of cash is to fund operating expenses, primarily consisting of clinical trial activities and related research and development costs. Pursuant to the SOW) with Eureka for the STARLIGHT-1 clinical trial, we agreed to pay total non-refundable net fees of $33.0 million for the achievement of all projected milestones. As of December 31, 2025, we have cumulatively incurred approximately $16.4 million to Eureka for milestones achieved, and we hold an accrued liability to related parties of approximately $12.4 million for corresponding milestones.

Our ability to fund our operations is dependent on our cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We plan to raise additional capital in the future; however, there is no assurance that such financing will be available on acceptable terms, or at all. Furthermore, while we have tradeable warrants outstanding, it is unlikely that holders will exercise these warrants to provide additional liquidity in the near term, as the current market price of our Common Stock ($1.25 per share as of March 12, 2026) is significantly lower than the $11.50 per share exercise price. Additionally, our Common Stock Purchase Agreement with White Lion Capital LLC expired on December 30, 2025, and is no longer available as a source of liquidity.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $1.8 million for the year ended December 31, 2025, and was primarily attributable to (a) a net loss of approximately $13.1 million, offset by (i) approximately $9.6 million increase in accrued liability - related party as additional service charges were incurred from Eureka following the completion of seven patient dosings, (ii) approximately $0.6 million non-cash item of stock-based compensation under the 2023 Plan, and approximately $38,000 loss from change in fair value of derivative liabilities, (iii) approximately $0.4 million decrease in prepaid expenses and other receivable primarily due to the utilization of previously recorded prepaid expenses during the year ended December 31, 2025, (iv) approximately $0.6 million increase in accounts payable - related party primarily due to the receipt of billing from Eureka of $0.5 million related to the second site activation., and (v) approximately $37,000 increase in other payables and accrued liabilities primarily due to additional accrued expense.

Net cash used in operating activities was approximately $3.1 million for the six-month transition period ended December 31, 2024, and was primarily attributable to (a) a net loss of approximately $4.4 million, (b) approximately $1.5 million prepaid expense to Eureka for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled, and (c) approximately $0.4 million increase in prepaid expense as we prepaid various service providers which we expect to be amortized within the next 12 months, offset by (a) an approximately $0.1 million increase in other payables and accrued liabilities, due to additional professional fees accrued during the period, (b) approximately $2.8 million increase in accrued liability - related party as additional service charges were incurred from Eureka following the completion of two patient dosings, and (c) approximately $0.4 million non-cash item of stock-based compensation related to the stock options granted our employees, board of directors, and other consultants under the 2023 Plan in October 2024.

Financing Activities

Net cash provided by financing activities was approximately $2.3 million for the year ended December 31, 2025, primarily from the proceeds of the private placement of $2.4 million, offset by approximately $117,000 of transaction cost and approximately $29,000 of cash used for stock repurchases under our stock repurchase program.

Net cash used in financing activities was approximately $0.1 million for the six-month transition period ended December 31, 2024, and was primarily attributable to approximately $0.2 million payment in stock repurchase, offset by approximately $79,000 net proceeds received from issuance of common stock through stock purchase under the Common Stock Purchase Agreement.

Commitments and Contractual Obligations

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

As of December 31, 2025, we have fully paid the $1.0 million license fee to Eureka.

As of December 31, 2025, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) have been earned by Eureka under the Agreement. The $50,000 milestone payment related to Milestone 1 was paid on October 10, 2023. The $50,000 milestone payment related to Milestone 2 was paid on September 3, 2024.

No other development milestones, except those mentioned above, sales milestone, or royalty payment has been earned as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

Services Agreement

Pursuant to the Services Agreement, we agreed to (i) pay Eureka $10.0 million in connection with the services thereunder payable in 12 equal monthly installments and (ii) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the services. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing. As of December 31, 2025, we had remitted to Eureka a total of $10.0 million pursuant to the Services Agreement.

Statement of Work

Pursuant to the SOW, Estrella agreed to pay Eureka total fees of $33.0 million in connection with the Phase I/II clinical trial of Estrella’s product candidate, EB103, a T-cell therapy targeting CD19 using ARTEMIS® T cell technology licensed by Estrella from Eureka. As of December 31, 2025, we had paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled.

Nine patient dosings and a second site activation milestones have been completed as of December 31, 2025, and the Company has accrued approximately $12.4 million in accrued liability - related party and recorded $0.5 million in accounts payable – related party, for the corresponding milestones as of December 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our consolidated financial statements. These estimates are important for an understanding of our financial condition and results of operations. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe no critical accounting estimate was identified other than the below-listed significant estimate and accounting policies.

Derivative Liabilities

We evaluate all of our financial instruments, including the True-Up Shares in connection with the Securities Purchase Agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

As of December 31, 2025, the fair value of the derivative liability related to the True-Up Shares was valued at $356,505 using a Monte Carlo Simulation model. Key inputs included a volatility of 107% to 115%, a risk-free rate of 3.5% to 3.6%, and a spot price of $1.56 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

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

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards as permitted by the JOBS Act, which allows us to delay the adoption of these standards until they apply to private companies. For further details on our emerging growth company status and related exemptions, see Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework).

Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the lack of qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in fiscal year 2023. The implementation of the material aspects of this plan took place during 2025 and 2024. Additional qualified personnel with appropriate levels of accounting knowledge and experience to address U.S. GAAP accounting issues have been added to prepare and review financial statements and related disclosures under U.S. GAAP. Non-routine transactions are analyzed by in-house staff and third-party consultants to ensure proper accounting treatment. Narratives and policies for business processes that relate to financial statements have been put in place to establish proper segregation of duties and internal controls. While the Company has remediated certain previously identified material weaknesses, our chief executive officer and chief financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of September 30, 2022, by and among TradeUP Acquisition Corp., Tradeup Merger Sub Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)
3.1	Amended and Restated Certificate of Incorporation of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023, File No. 001-40608)
3.2	Amended and Restated Bylaws of Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023, File No. 001-40608)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 9 to the Registration Statement on Form S-1/A filed with the SEC on July 9, 2021, File No. 333-253322)
4.3	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.4 below)
4.4	Warrant Agreement, dated July 14, 2021, between TradeUP Acquisition Corp. and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
4.5	Description of Registrant’s Securities
4.6	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2026).
4.7	Form of PIPE Common Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2026).
10.1	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Running Lion Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.2	Promissory Note, dated July 25, 2022, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 27, 2022, File No. 001-40608)
10.3	Contribution Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.4†	License Agreement, dated June 28, 2022, by and among Eureka Therapeutics, Inc., Eureka Therapeutics (Cayman) Ltd. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.4 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.5†	Services Agreement, dated June 28, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.6	Amendment to Executive Offer Letter, by and between Estrella Immunopharma, Inc. and Dr. Cheng Liu incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.7	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Jiandong (Peter) Xu incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.8	Amendment to Employment Agreement, by and between Estrella Immunopharma, Inc. and Qian (Vicky) Yang incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 5, 2023
10.9*	Support Agreement, dated September 30, 2022, by and among TradeUP Acquisition Corp., Estrella Immunopharma, Inc., TradeUP Acquisition Sponsor LLC, Tradeup INC. and the officers and directors of TradeUP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.10	Estrella Immunopharma, Inc. 2023 Omnibus Incentive Plan incorporated by reference to Annex C to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.11	Estrella Immunopharma, Inc. Option Grant Notice, including 2022 Equity Incentive Plan incorporated by reference to Exhibit 10.12 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.12	Business Combination Marketing Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., US Tiger Securities, Inc. EF Hutton, division of Benchmark Investments, LLC, and R. F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.13	Registration Rights Agreement, dated July 14, 2021, among TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 19, 2021, File No. 001-40608)
10.14	Amendment No. 1 to Services Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.15	Amendment No. 1 to License Agreement, effective October 1, 2022, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.16	Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to TradeUP Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.17	Extension Promissory Note, dated January 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023, File No. 001-40608)
10.18	Extension Promissory Note, dated February 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2023, File No. 001-40608)
10.19	Extension Promissory Note, dated March 17, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2023, File No. 001-40608)
10.20	Extension Promissory Note, dated April 12, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 13, 2023, File No. 001-40608)
10.21	Common Stock Purchase Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.22	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.23	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.24	Extension Promissory Note, dated May 19, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2023, File No. 001-40608)

Exhibit Number	Description of Exhibit
10.25	Promissory Note, dated June 6, 2023, issued by TradeUP Acquisition Corp. to Tradeup INC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2023, File No. 001-40608)
10.26	Amendment No. 2 to Services Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.27	Amendment No. 2 to License Agreement, effective March 1, 2023, by and between Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4/A filed with the SEC on July 7, 2023 (File No. 333-267918)
10.28	Extension Promissory Note, dated June 16, 2023, issued by TradeUP Acquisition Corp. to Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 20, 2023, File No. 001-40608)
10.29	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Plentiful Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.30	Subscription Agreement dated September 14, 2023 by and among TradeUP Acquisition Corp. and Lianhe World Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 20, 2023)
10.31	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Lianhe World Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.32	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and CoFame Investments, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.33	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and US Tiger Securities, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.34	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Smart Crest International Limited (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.35	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yangbing Xiao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.36	Joinder to the Estrella Series A Purchase Agreement by and between Estrella Biopharma, Inc. and Yuandong Wang (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.37	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yuandong Wang and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.38	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Yangbing Xiao and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.39	Stock Transfer Agreement by and among Cheng Liu, Jiandong (Peter) Xu and Qian (Vicky) Yang, Smart Crest International Limited and Estrella Biopharma, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.40	Unsecured Promissory Note by and between Hongbin Zhang and Estrella Biopharma Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.41	Employment agreement by and between Dr. Cheng Liu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.42	Employment Agreement by and between Peter Xu and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 5, 2023)
10.43	Registration Rights Agreement, dated as of April 20, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2023, File No. 001-40608)
10.44	Amendment to the Common Stock Purchase Agreement, dated as of April 26, 2023, by and between TradeUP Acquisition Corp. and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2023, File No. 001-40608)
10.45	Private Placement Shares Purchase Agreement, dated July 14, 2021, among the TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC and Tradeup INC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 19, 2021)

Exhibit Number	Description of Exhibit
10.46	Securities Subscription Agreement, between the TradeUP Acquisition Corp. and TradeUP Acquisition Sponsor LLC dated February 12, 2021 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.47	Securities Subscription Agreement, between the TradeUP Acquisition Corp. and Tradeup INC. dated February 12, 2021(incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on July 9, 2021 File No. 333-253322)
10.48	Form of Share Purchase Agreement between the TradeUP Acquisition Corp. and the founders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 11, 2021 File No. 333-253322)
10.49	Letter Agreement, dated July 14, 2021, among the TradeUP Acquisition Corp., TradeUP Acquisition Sponsor LLC, Tradeup INC. and certain security holders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on July 19, 2021 File No. 001-40608)
10.50	Statement of Work No. 001, dated and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on March 7, 2024, File No. 001-40608)
10.51	Amendment No. 1 to Statement of Work No. 001, dated May 13, 2024 and effective as of March 4, 2024, by and among Estrella Biopharma, Inc., Eureka Therapeutics, Inc. and Estrella Immunopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed with the SEC on May 13, 2024, File No. 001-40608)
10.52	Securities Purchase Agreement, dated January 5, 2026, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2026).
10.53	Placement Agency Agreement, dated January 5, 2026, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2026).
10.54	Registration Rights Agreement, dated January 5, 2026, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2026).
16.1	Letter from Marcum LLP, dated February 1, 2024 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2024, File No. 001-40608)
23.1	Consent of Independent Registered Public Accounting Firm (Macias Gini & O’Connell LLP)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2024, File No. 001-40608)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

None.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm (Macias Gini and O’Connell LLP, PCAOB ID 324)	F-2
Consolidated financial statements
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the six months ended December 31, 2024 (Short year)	F-4
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2025 and for the six months ended December 31, 2024 (Short year)	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the six months ended December 31, 2024 (Short year)	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Estrella Immunopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Estrella Immunopharma, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2025 and for the six months ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the six months ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Related Parties

As discussed in Note 5 to the consolidated financial statements, the entity had significant transactions with, and significant supplier concentration in, two related parties during the year ended December 31, 2025 and the six months ended December 31, 2024.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ Macias Gini & O’Connell LLP

Irvine, California

March 17, 2026

ESTRELLA IMMUNOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024

Current Assets
Current assets:
Cash and cash equivalents	$1,384,302	$916,916
Prepaid expenses and other receivable	292,673	723,861
Total current assets	1,676,975	1,640,777

Other Assets
Prepaid expenses, related party, non-current	1,500,000	1,500,000

Total Assets	$3,176,975	$3,140,777

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable - related party	$554,781	$4,435
Other payables and accrued liabilities	238,414	201,760
Accrued liability - related party	12,393,333	2,786,667
Derivative liabilities	356,505	-
Franchise tax payable	-	4,134
Income tax payable	-	50
Total current liabilities	13,543,033	2,997,046

Total Liabilities	13,543,033	2,997,046

Commitments and Contingencies (Note 4)

Preferred Stock
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-

Stockholders’ (Deficit) Equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 38,486,219 and 36,680,870 shares issued as of December 31, 2025 and 2024, respectively	3,849	3,668
Additional paid-in capital	27,219,287	24,636,283
Accumulated deficit	(36,990,815)	(23,927,303)
Treasury stock, at cost 515,281 and 486,979 shares as of December 31, 2025 and 2024, respectively	(598,379)	(568,917)
Total Stockholders’ (Deficit) Equity	(10,366,058)	143,731
Total Liabilities and Stockholders’ (Deficit) Equity	$3,176,975	$3,140,777

The accompanying notes are an integral part of these consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Six Months Ended December 31, 2024
		(Short Year)
Operating expenses
Research and development (including $10,125,000 for the year ended December 31, 2025 and $2,801,435 for the six months ended December 31, 2024, from a related party)	$10,248,545	$2,858,566
General and administrative (including $265,448 for the year ended December 31, 2025 and $103,667 for the six months ended December 31, 2024, from related parties)	2,814,129	1,568,398
Total operating expenses	13,062,674	4,426,964

Loss from Operations	(13,062,674)	(4,426,964)

Loss before income taxes	(13,062,674)	(4,426,964)

Income tax provision	(838)	(63)

Net loss	$(13,063,512)	$(4,427,027)

Net loss applicable to common stock per share, basic and diluted	$(0.35)	$(0.12)
Weighted average common stock outstanding, basic and diluted	36,820,810	36,515,688

The accompanying notes are an integral part of these consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, June 30, 2024	36,610,870	$3,661	$(354,440)	$24,124,543	$(19,500,276)	$4,273,488
Issuance of common stock through common stock purchase agreement	70,000	7	-	79,484	-	79,491
Stock-based compensation	-	-	-	432,256	-	432,256
Purchase of treasury stock	-	-	(214,477)	-	-	(214,477)
Net loss	-	-	-	-	(4,427,027)	(4,427,027)
Balance, December 31, 2024	36,680,870	3,668	(568,917)	24,636,283	(23,927,303)	143,731
Purchase of treasury stock	-	-	(29,462)	-	-	(29,462)
Stock-based compensation	-	-	-	618,974	-	618,974
Issuance of common stock for PIPE investment	1,600,000	160	-	1,964,051	-	1,964,211
Issuance of additional common stock for settlement of subscription agreement	205,349	21	-	(21)	-	-
Net loss	-	-	-	-	(13,063,512)	(13,063,512)
Balance, December 31, 2025	38,486,219	$3,849	$(598,379)	$27,219,287	$(36,990,815)	$(10,366,058)

The accompanying notes are an integral part of these consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Six Months Ended December 31, 2024
		(Short Year)
Cash Flows from Operating Activities:
Net loss	$(13,063,512)	$(4,427,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	618,974	432,256
Change in fair value of derivative liabilities	38,189	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	431,188	(435,100)
Prepaid expenses - related party	-	(1,500,000)
Accounts payable - related party	550,346	4,435
Other payables and accrued liabilities	36,654	69,937
Accrued liability - related party	9,606,666	2,782,667
Franchise tax payable	(4,134)	-
Income tax payables	(50)	(40,694)
Net cash used in operating activities	(1,785,679)	(3,113,526)

Cash Flows from Financing Activities:
Payments of transactions cost	(117,473)	-
Proceeds from issuance of common stock through stock purchase agreement	-	79,491
Proceeds from issuance of common stock for PIPE investment	2,400,000	-
Purchase of treasury stock	(29,462)	(214,477)
Net cash provided by (used in) financing activities	2,253,065	(134,986)

Net Change in Cash	467,386	(3,248,512)

Cash at beginning of the year	916,916	4,165,428
Cash at end of the year	$1,384,302	$916,916

Supplemental Cash Flow Information
Cash paid for income tax	$913	$42,366
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Recognition of derivative liabilities upon closing of the PIPE investment	$318,316	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Organization and Business Operation

Description of business

Estrella Immunopharma, Inc. (“Estrella”), a Delaware corporation, is a clinical-stage biopharmaceutical company developing T-cell therapies with the capacity to potentially cure patients with blood cancers and solid tumors.

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial “STARLIGHT-1”. On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work #001 relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial (see Note 5). On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 5). As of December 31, 2025, the Company is continuing to enroll patients into the STARLIGHT-1 clinical trial in the U.S.

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

On June 26, 2024, the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State to effect a merger (the “Merger 1”) with its wholly-owned subsidiary, Estrella BioPharma Inc, pursuant to Section 253 of the Delaware General Corporation Law. The Merger 1 was approved by resolutions duly adopted by the unanimous written consent of the Company’s board of directors. The Merger 1 became effective at 11:59 PM Eastern Time on June 30, 2024, at which time the separate existence of Estrella BioPharma Inc ceased, and the Company became the surviving corporation.

In November 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd (“Estrella HK”) as a wholly-owned subsidiary in Hong Kong. This subsidiary was created to facilitate strategic collaborations and provide a local presence to support the Company’s operations and initiatives in Asia. As of December 31, 2025, Estrella HK had not commenced any operations.

Going Concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern based on: (1) recurring loss from operations of approximately $13.1 million for the year ended December 31, 2025; (2) accumulated deficit of approximately $37.0 million as of December 31, 2025; and (3) net operating cash outflow of approximately $1.8 million for the year ended December 31, 2025. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, which may never occur. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing, which may not be successful, available on acceptable terms, or available at all.

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

From May 2025 to September 2025, the Company entered into securities purchase agreements with certain investors. As of December 31, 2025, the Company had issued 1,600,000 shares of its common stock to these investors and received gross proceeds of approximately $2.4 million. Additionally, as disclosed in Note 13, the Company consummated a Registered Direct Offering and a concurrent Private Placement on January 6, 2026, resulting in gross proceeds of approximately $8.0 million. Despite these financing activities, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. As a result, management has determined that there is a significant doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate financing or generate significant revenue, it may be required to curtail or cease its operations.

Note 2 — Significant accounting policies

Change in Fiscal Year End

On November 25, 2024, the Board of Directors of the Company (the “Board”) approved a change in the fiscal year end of the Company from June 30th to December 31st. As a result of this change, the Company filed the Transition Report on Form 10-KT for the six-month transition period ended December 31, 2024. The change in fiscal year end is applied on a prospective basis and does not adjust operating results for prior periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparisons of the Company’s consolidated financial statements with another public company difficult because of the potential differences in accounting standards used.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include stock-based compensation, derivative liability, and deferred income tax asset valuation and allowances.

Cash and cash equivalents

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

Basic and Diluted Loss per Common Stock

Basic net loss per Common Stock is calculated by dividing the net loss by the weighted average number of Common Stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of Common Stock and dilutive share equivalents outstanding for the period, determined using the treasury stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti- dilutive.

As of December 31, 2025 and 2024, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of December 31, 2025	As of December 31, 2024
Public warrant	2,214,993	2,214,993
Stock options granted	3,600,000	3,600,000
Total	5,814,993	5,814,993

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of one cash account in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of December 31, 2025 the Company had not experienced losses on these accounts. As of December 31, 2025, and 2024, the Company had deposited approximately $1.4 million and $0.9 million, respectively, with a financial institution in the United States. Of these balances, approximately $1.1 million and $0.6 million, respectively, were not covered by deposit insurance. While management believes that the financial institution is of high credit quality, it also continually monitors their credit-worthiness.

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of December 31, 2025 and 2024, the Company maintained approximately $500 and $30,000, respectively, in its brokerage account, with the entire balance covered by SIPC insurance.

Risks and Uncertainties

Management continues to evaluate the impact of inflation rates, the continuing military actions in Ukraine, Israel’s war against Hamas and the armed conflict between the U.S./Israel and Iran on the industry and has concluded that these factors could have a negative effect on the Company’s financial position and/or results of its operations. The specific impact of these factors is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s future success depends on the Company and Eureka’s ability to retain key employees, directors, and advisors and to attract, retain and motivate qualified personnel. The Company relies on Eureka to provide certain technical assistance to facilitate the Company’s exploitation of the intellectual property licensed by Eureka, and Eureka will be solely responsible for the manufacture and supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products. Pursuant to the Services Agreement, Eureka currently performs or supports the Company’s important research and development activities. The Statement of Work (see Note 5) may be terminated by mutual agreement at any time. Following the termination of, or the expiration of the term of, the Statement of Work, the Company may not be able to replace the research and development-related services that Eureka provides or enter into appropriate third-party arrangements on terms and conditions, including cost, comparable to those that the Company will receive from Eureka. Additionally, after the Statement of Work terminates, the Company may be unable to sustain the research and development-related services at the same levels or obtain the same benefits as when the Company was receiving such services and benefits from Eureka. If the Company is required to operate these research and development functions separately in the future, or is unable to obtain them from other providers, the Company may not be able to operate the Company’s business effectively, which could result in a material adverse effect.

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

The following table sets forth by level within the fair value hierarchy our financial asset and liability that were accounted for at fair value on a recurring basis as of December 31, 2025:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities (True-Up Shares)	$356,505	$—	$—	$356,505

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the year ended December 31, 2025:

Derivative Liabilities
Initial fair value of derivative liabilities attributable to True-Up shares feature embedded in the Private Placement	$318,316
Change in fair value of derivative liabilities	38,189
Ending balance as of December 31, 2025	$356,505

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including the True-Up Shares in connection with the Securities Purchase Agreements entered during May 2025 to September 2025 (refer to Note 7), to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The True-Up Shares embedded within Securities Purchase Agreement do not qualify as equity under ASC 815; therefore, the True-Up Shares are required to be bifurcated and classified as a liability and measured at fair value with subsequent changes in fair value recorded in the consolidated statements of operations.

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties associated with unrecognized tax benefits as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes changes to U.S. federal tax law, including extending and modifying certain key Tax Cuts and Jobs Act of 2017 provision, and provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company has completed its assessment and determined that the provisions did not have a material impact on its consolidated financial statements. Refer to Note 9 for further information.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the years ended December 31, 2025 and 2024 primarily consisted of personnel costs for the design and development of clinical trials, legal and professional fees, and facilities related fees. Refer to Note 5 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Lease

Effective July 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

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

Operating lease right-of-use (“ROU”) asset and lease liability are recognized based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets when such assets are recognized. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. When operating ROU assets and lease liabilities are recognized, the Company includes the carrying amount of operating lease liability in any tested asset group and the associated operating lease payments in the undiscounted future pre-tax cash flows.

In the event of lease modification, the Company follows ASC 842-10-25 through 25-12, “lessee accounting for a modification that is not accounted for as a separate contract,” to remeasure and reallocate the remaining consideration in the lease agreement and reassess the classification of the lease at the effective date of the modification.

If, as a result of a lease modification or renewal, the remaining lease term is twelve months or less, the Company elects the short-term lease practical expedient and derecognizes any related operating lease ROU assets and lease liabilities. Following such derecognition, lease payments are recognized in profit or loss on a straight-line basis over the remaining lease term.

Segment reporting

The chief executive officer is identified as the Company’s chief operating decision-maker (“CODM”). The CODM reviews financial information presented on a consolidated basis, including net income (loss), for purposes of allocating resources and evaluating financial performance. The Company has not generated revenue to date, and the CODM does not receive or review discrete financial information by business line, product, service or geographic area. Based on the management approach and the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one operating and reportable segment.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows — Overall, 250-10 Accounting Changes and Error Corrections — Overall, 260-10 Earnings Per Share — Overall, 270-10 Interim Reporting — Overall, 440-10 Commitments — Overall, 470-10 Debt — Overall, 505-10 Equity — Overall, 815-10 Derivatives and Hedging — Overall, 860-30 Transfers and Servicing — Secured Borrowing and Collateral, 932-235 Extractive Activities — Oil and Gas — Notes to Financial Statements, 946-20 Financial Services — Investment Companies — Investment Company Activities, and 974-10 Real Estate — Real Estate Investment Trusts — Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

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

Note 3 — Other payables and accrued liabilities

	As of December 31, 2025	As of December 31, 2024

Accrued professional fees(i)	$162,162	$177,029
Salary and payroll taxes payable	57,501	14,100
Others	18,751	10,631
Total other payables and accrued liabilities	$238,414	$201,760

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

Note 4 — Commitments and contingencies

Manufacturing Commitment

On June 28, 2022, Eureka and the Company entered into the License Agreement under which Eureka granted to the Company a license under certain intellectual property controlled by Eureka for exploitation by the Company in the Company’s territory under the License Agreement (the “Licensed Territory”). Estrella’s supply of clinical quantities of the licensed products and final filled and finished (including packaged) drug product form of the licensed products for development and commercialization purposes, both in the Licensed Territory and elsewhere, are to be manufactured either by Eureka, its affiliate or a third party contract manufacturer. Refer to Note 5.

Registration Rights

In connection with the Securities Purchase Agreements entered into with the Selling Stockholders on or about May 30, 2025 and June 1, 2025, the Company agreed to file a registration statement to register the resale of the Shares of Common Stock purchased by the Selling Stockholders (refer to Note 7). The Company also agreed to register the resale of any additional shares of Common Stock, or “True-Up Securities,” that may be issuable pursuant to the true-up mechanism in such agreements. The Company agreed to cause such registration statement to be declared effective, which occurred on January 23, 2026.

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

Note 5 — Related Party Transactions

License Agreement

On June 28, 2022, in connection with the Contribution Agreement, Eureka, Eureka Cayman and Estrella entered a License Agreement under which Eureka and Eureka Cayman granted to Estrella a license under certain intellectual property controlled by Eureka for exploitation by Estrella in the Licensed Territory, which primarily includes the United States and the rest of the world, excluding China and the Association of Southeast Asian Nations (ASEAN) countries.

Pursuant to the License Agreement, during the term, (1) Eureka will manufacture and supply, either itself or through an affiliate or a third party contract manufacturer, all of Estrella’s and its related parties’ clinical quantities requirements of the Licensed Products and final filled and finished (including packaged) drug product form of the Licensed Products (“Drug Product”) for Estrella’s and its related parties’ development activities with respect to the Licensed Products conducted in accordance with this agreement, and (2) Eureka will manufacture and supply, either itself or through an affiliate or a third party contract manufacturer, all of Estrella’s and its related parties’ commercial quantities requirements of Drug Product for Estrella’s and its related parties’ development activities with respect to the Licensed Products conducted in accordance with this agreement. Furthermore, Eureka and Estrella will form a Joint Steering Committee (JSC) to oversee the development and commercialization of the Licensed Products by Estrella and its related parties. Eureka and Estrella will initially appoint one representative to the JSC, with each representative having knowledge and expertise in the development and commercialization of products similar to the Licensed Products and having sufficient seniority within the applicable party to provide meaningful input and make decisions arising within the scope of the JSC’s responsibility.

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

As of December 31, 2025 and 2024, Estrella had no remaining balance of accounts payable - related party, related to the upfront payment under the License Agreement. As of December 31, 2025, two development milestones related to the IND submission of EB103 to the FDA (“Milestone 1”) and first patient dosed in the first clinical trial of a licensed product (“Milestone 2”) was earned by Eureka under the Agreement. Milestone payment related to Milestone 1 was paid on October 10, 2023. Milestone payment of $50,000 related to Milestone 2 was paid on September 3, 2024, and was recorded as research and development expense in the Company’s consolidated statements of operations.

Services Agreement

On June 28, 2022, Estrella entered a Services Agreement with Eureka, as subsequently amended by Amendment No. 1, effective as of October 1, 2022, and Amendment No. 2, effective as of March 1, 2023. Pursuant to the Services Agreement, Eureka will perform certain services for Estrella related to the transfer of certain technology and the provision of certain technical assistance to facilitate Estrella’s exploitation of the intellectual property licensed by Eureka to Estrella under the License Agreement, and Eureka will perform such services for Estrella (the “Services”). Under the Services Agreement, Estrella shall pay Eureka (1) $10.0 million in connection with the Services payable in 12 equal monthly installments with the first payment to be made no later than five days after the Effective date and (2) reimburse Eureka on a monthly basis for reasonable pass-through costs incurred or paid to providers by Eureka in providing the Services. In addition, Estrella will be charged for other services performed by Eureka outside the scope of the Services per the Service Agreement, at a flat rate, by time or materials or as mutually agreed upon the parties in writing.

Services provided by Eureka under the Services Agreement commenced in June 2022 and the IND allowance milestone was achieved in March 2023. Following the consummation of the Business Combination on September 29, 2023, the Company remitted a payment of approximately $9.3 million to Eureka on October 10, 2023. As of December 31, 2025 and 2024, the Company has settled all amounts owed under the Services Agreement, and there are no outstanding accounts payable or additional related-party liabilities associated with this agreement.

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

Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones, excluding additional pass-through costs and expenses incurred by Eureka and payable by Estrella as further described below. Such amount assumes 20 patients to be dosed and one clinical site is activated. An additional $0.5 million will become payable to Eureka if a second site is activated following mutual agreement of Estrella and Eureka. In addition to the milestone payments, Eureka will invoice Estrella quarterly for additional pass-through costs and expenses incurred in connection with its services under the SOW. Pass-through cost details are summarized in the invoice, and supporting documents are provided upon Estrella’s request. Estrella is required to settle invoices within 30 days, with Eureka reserving the right to impose monthly interest charges of 1.5% for undisputed amounts unpaid after 30 days. Estrella will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Eureka under the SOW, other than any taxes on Eureka’s income.

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

Additional invoices will be issued in connection with the patient dosing milestone, amounting to approximately $1.4 million per patient and a total cost of $27.5 million for 20 patients, excluding any pass-through costs and additional expenses. Lastly, a $2.0 million milestone fee will become due in connection with the study close-out phase. Services provided in connection with this milestone include finalizing patient data, trial data cleaning, statistical analysis, and preparing and submitting the final study report.

As of December 31, 2025, the Company has paid $3.5 million to Eureka for covering the fees associated with milestones achieved, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled. The deposit of $1.5 million was recorded as prepaid expenses, related party, non-current on the consolidated balance sheets.

As of December 31, 2025 and 2024, nine and two patients had been dosed, respectively. The second clinical trial site was activated as of December 31, 2025. As of December 31, 2025, the Company accrued approximately $12.4 million under accrued liability – related party, and recorded $0.5 million as accounts payable – related party, which included amounts related to dosing milestone payments and second site activation costs. As of December 31, 2024, approximately $2.8 million was accrued under accrued liability - related party and $0 was recorded as accounts payable - related party. All such amounts were recorded as research and development expenses in the consolidated statements of operations.

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

As of December 31, 2025, the Company has accrued $18,333 under accrued liability - related party, and recorded $36,666 as accounts payable – related party, representing unpaid consulting fees due to CoFame. As of December 31, 2024, $36,667 was accrued under accrued liability - related party, and $0 was recorded as accounts payable - related party. For the year ended December 31, 2025 and for the six-month transition period ended December 31, 2024, the Company recorded a consulting expense of $219,995 and $91,667 related to CoFame, respectively.

The following table summarizes research and development expenses and general and administrative expenses incurred by the Company in connection with related party transactions for the year ended December 31, 2025 and for the six-month transition period ended December 31, 2024, as discussed above.

Name of related party	Relationship	Nature	For the Year Ended December 31, 2025	For the Six Months Ended December 31, 2024
				(Short Year)
Eureka	Shareholders of the Company	Research and development expenses	$10,125,000	$2,801,435
Eureka	Shareholders of the Company	General and administrative expenses	45,453	12,000
CoFame	Hong Zhang, director of the Company, is the manager of CoFame	General and administrative expenses	219,995	91,667
Total			$10,390,448	$2,905,102

Series AA Preferred Stock

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. The issued shares of Series AA preferred stock were converted to common stock immediately prior to the closing of the business combination on September 29, 2023 (see Note 6). As of December 31, 2025 and 2024, Eureka collectively owned 66.6% and 69.8% of the Company on a fully diluted basis, respectively.

Lease

On October 1, 2023, Estrella entered into an office sublease agreement with Eureka, to lease 180 square feet of office space with $2,000 monthly lease payments for nine months until June 30, 2024, without any renewal option (“Lease 1”).

On July 1, 2024, the Company entered into a new office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2024 and expired on December 31, 2024 with $2,000 sublease fee per month (“Lease 2”).

On January 1, 2025, the Company entered into another sublease agreement with Eureka for the same location. Under the new sublease agreement, the sublease commenced on January 1, 2025, and expired on June 30, 2025, with a monthly sublease fee of $2,000, without any renewal option (“Lease 3”).

On July 1, 2025, the Company entered into a new office sublease agreement with Eureka. Pursuant to the Sublease Agreement, the sublease commenced on July 1, 2025 and expires on December 31, 2025 with $2,000 sublease fee per month (“Lease 4”).

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

For the years ended December 31, 2025 and for the six-month transition period ended December 31, 2024, the Company incurred $24,000 and $12,000 rent expense, respectively from Eureka. Refer to Note 10.

As of December 31, 2025 and 2024, the outstanding balance of lease payments of $6,000 and $4,000 was recorded as accounts payable - related party, respectively, on the Company’s consolidated balance sheets.

Note 6 — Preferred Stock

All previously issued shares of Series AA and Series A preferred stock were converted to common stock immediately prior to the closing of the business combination on September 29, 2023. Upon the closing of the business combination, the specific authorizations for Series AA and Series A preferred stock under the pre-merger certificate of incorporation were cancelled, and the Company’s Amended and Restated Certificate of Incorporation now authorizes 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

Note 7 — Stockholders’ (Deficit) Equity

The Company’s authorized shares of Common Stock is 250,000,000 with a par value of $0.0001 per share (the “Common Stock”). As of December 31, 2025 and 2024, there were 38,486,219 and 36,680,870 shares of Common Stock issued, respectively.

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

On January 22, 2024, the Company completed the issuance of an additional 704,819 shares of Common Stock to each of the two PIPE Investors. The shares were issued as part of the consideration that each PIPE Investor was entitled to receive thirty days following the date of the closing of the Business Combination. In addition, in December 2025, the Company had issued 205,349 additional shares to the PIPE Investors in accordance with the terms of the Subscription Agreements as the Company’s common stock for the fifteen (15) trading days prior to September 29, 2025 was less than $8.30, and based on the VWAP from September 8 to September 26, 2025.

Stock purchase agreement shares

On April 20, 2023, the Company entered into a Common Stock Purchase Agreement with White Lion Capital LLC, which was subsequently amended. Over the life of the agreement, White Lion purchased a total of 70,000 shares of the Company’s Common Stock for aggregate consideration of $79,491. The agreement expired on December 30, 2025, and was not renewed.

From May 2025 to September 2025, the Company entered into Securities Purchase Agreements with three accredited investors. Each Securities Purchase Agreement includes a contingent value protection feature pursuant to which the Company may be required to issue additional shares of Common Stock (the “True-Up Shares”) if the market price of the Company’s stock on the 12-month anniversary of the agreement is below $1.50 per share. As of December 31, 2025, the Company received gross proceeds of $2.4 million in connection with the executed Securities Purchase Agreements and issued 1,600,000 shares of its Common Stock to the investors, and incurred issuance costs of $117,473 related to the transaction.

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

Change in fair value recognized for the year ended December 31, 2025, was $38,189. The Company did not recognize any changes in fair value for the six months ended December 31, 2024 as no derivative liabilities existed.

As of December 31, 2025, the fair values of the derivative liabilities related to the True-Up Shares were valued at $356,505 using a Monte Carlo Simulation model. Key inputs included a volatility of 107% to 115%, a risk-free rate of 3.5% to 3.6%, and a spot price of $1.56 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

Warrants

In connection with the reverse recapitalization, the Company has assumed 2,214,993 Public Warrants outstanding. Public Warrants met the criteria for equity classification.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Common Stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its Warrants only for a whole number of shares of Common Stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire at 5:00 p.m., New York City time, on September 29, 2028, which is five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

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

The Company accounted for the 2,214,993 Public Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. As of December 31, 2025 and 2024, none of the Public Warrants had been exercised.

Stock Repurchase Program

On January 30, 2024, the Company issued a press release announcing that its board of directors has authorized share repurchases of up to $1.0 million of its common stock. The authorization does not constitute a formal or binding commitment to make any share repurchases and the timing, amount and method of any share repurchases made pursuant to the authorization will be determined at a future date depending on market conditions and other factors. As of December 31, 2025 and 2024, approximately $0.4 million remained available for repurchases of its common stock.

As of December 31, 2025 and 2024, the Company has repurchased 515,281 and 486,979 shares of its common stock. For the years ended December 31, 2025 and for the six-month transition period ended December 31, 2024, the Company repurchased 28,302 and 165,185 shares of its common stock in open market transactions for $29,462 and $214,477 at a weighted average price per share of $1.04, and $1.30, respectively.

Note 8 — Stock Based Compensation

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan. On January 1, 2024, under the plan’s evergreen provision, the share reserve automatically increased by 1,941,293 shares, and on January 1, 2025, it increased by an additional 1,920,444 shares. As of December 31, 2025, 7,381,860 shares were authorized for issuance under the plan. On October 30, 2024, the Company granted options under the 2023 Plan to purchase 3,600,000 shares of its Common Stock to its employees, board of directors, and other consultants. For the year ended December 31, 2025, no additional stock options were granted or exercised.

The stock-based compensation expense was recorded in the Company’s results of operations. For the years ended December 31, 2025, and for the six-month transition period ended December 31, 2024, the stock-based compensation expense was $618,974 and $432,256, respectively.

The breakdown of stock-based compensation by categories for the year ended December 31, 2025 and for the six-month transition period ended December 31, 2024 are summarized below:

	For the Year ended December 31, 2025	For the Six Months ended December 31, 2024

Research and development	$41,317	$7,131
General and administrative	577,657	425,125
Total stock-based compensation	$618,974	$432,256

The fair value of the granted options under 2023 plan was $2,350,018. As of December 31, 2025 and 2024, there were $1,298,788 and $1,917,762 unvested compensation costs, which is expected to be recognized over the weighted average remaining 2.29 and 3.27 years of employment service period, respectively.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

Grant date	October 30, 2024
Exercise price	$0.815
Stock price	$0.815
Expected volatility	101.5-101.6%
Expected term (in years)	5.5-6.0
Risk-free interest rate	4.16-4.17%
Expected dividend	0%

The risk-free interest rate was obtained from U.S. Treasury rates for the applicable periods. The Company’s expected volatility was calculated from a blended volatility estimate from the implied volatility of a portfolio of comparable companies and the Company’s trading history since October 2, 2023. Due to a limited history of relevant stock option exercise activity, the expected life of the Company’s options was determined using the simplified method, which is based on the average of the time-to-vesting and the contractual life of the options.

A summary of information related to stock option activities during the year ended December 31, 2025 is as follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,600,000	$0.815	9.84	$1,278,000
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2025	3,600,000	$0.815	8.84	$2,682,000
Options vested and expected to vest at December 31, 2025	3,600,000	$0.815	8.84	$2,682,000
Options exercisable at December 31, 2025	1,612,467	$0.815	8.84	$1,201,288

Note 9 — Income Taxes

The Company has no income tax expense except state minimum taxes, due to operating losses incurred for the year ended December 31, 2025 and for the six-month transition period ended December 31, 2024. Loss before income taxes were $13,062,674, and $4,426,964 for the year ended December 31, 2025 and for the six-month transition period ended December 31, 2024, respectively.

The provision for income taxes for the year ended December 31, 2025 and for the six-month transition period ended December 31, 2024 consisted of the following:

	For the year ended December 31,	For the six months ended December 31,
	2025	2024
Income tax expense
Current income tax expense
Federal	$—	$—
State	838	63
Total	$838	$63

Beginning in 2025, the Company adopted ASU 2023-09 on a prospective basis. Accordingly, the reconciliation of the U.S. federal statutory income tax rate to the effective tax rate for the year ended December 31, 2025, is presented using the updated disaggregated categories and reporting currency amounts. Comparative information for the six-month transition period ended December 31, 2024 is presented under the legacy disclosure requirements.

	For the year ended		For the six months ended
	December 31, 2025		December 31, 2024
	Amount ($)	Rate(%)	Rate(%)
U.S federal statutory tax rate	(2,743,161)	21.0%	21.0%
State and local income taxes, net of federal income tax effect	652	0.0%	0.0%
Change in valuation allowance	2,670,305	(20.4)%	(20.9)%
Nondeductible items	83,734	(0.7)%	(0.9)%
Other	(10,692)	0.1%	0.8%
Total	838	0.0%	0.0%

The Company’s net deferred tax assets were as follows as of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Net operating loss carryover	$6,393,470	$2,425,707
Accruals and reserves	168	168
Stock-based compensation	104,730	49,398
Capitalized Research and development and intangibles	1,575,352	2,928,142
Total deferred tax assets	8,073,720	5,403,415
Valuation allowance	(8,073,720)	(5,403,415)
Deferred tax asset, net of allowance	$—	$—

The cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

For the year ended December 31,
2025
Federal	$—
State and local
California	800
New York	113
Foreign	—
Total	$913

As of December 31, 2025 and 2024, the Company had gross federal income tax net operating loss (“NOL”) carry forwards of approximately $28.3 million and $9.4 million, respectively. As of December 31, 2025 and 2024, the Company had gross state income tax net operating loss (“NOL”) carry forwards of approximately $6.5 million and $6.5 million, respectively. The federal net operating losses are carried forward indefinitely. The state net operating losses will begin to expire in 2042.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carry forwards, stock-based compensation, research and development expense capitalization and federal research tax credit, the Company has provided a 100% valuation allowance on its deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased from $5.4 million to approximately $8.1 million in 2025. In terms of research and development expense capitalization attributed to deferred tax assets, the Company capitalized no research and development expense for the year ended December 31, 2025, following the enactment of the One Big Beautiful Bill Act (“OBBBA”) in 2025, as no U.S. or foreign research and development costs were required to be capitalized. For the six-month transition period ended December 31, 2024, the Company capitalized approximately $2.9 million of research and development costs. The research and development expense capitalization were mainly derived from Eureka’s license, service agreement and SOW would be amortized over 5 years for income tax purposes. As a result of the enactment of the OBBBA, which repealed the mandatory capitalization and amortization of research and experimental expenditures under IRC§174 for tax years beginning after December 31, 2024, the Company elected to accelerate the amortization of previously capitalized §174 costs and deduct the remaining unamortized balance over a two-year period (2025 and 2026). This change in law increased the Company’s §174 amortization deduction by approximately $2.7 million for the year ended December 31, 2025, and no foreign research expenditures incurred during the year were capitalized under IRC §174.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company had no uncertain tax positions, and total unrecognized income tax benefits were $0.0 million. For the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties associated with unrecognized tax benefits. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively.

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

Note 10 — Leases

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

The Company elected not to apply the ROU and lease liability recognition requirements to above mentioned short-term lease in accordance with ASC 842-20-25-2 and continued to recognize the lease monthly payments in profit or loss on a straight-line basis over the remaining lease term period.

Rent expense for the year ended December 31, 2025 and during the six-month transition period ended December 31, 2024 was $24,000 and $12,000, respectively.

Note 11 — Segment Information

The Company conducts its business as a single operating and reportable segment based on its organizational and management structure and the manner in which the Chief Operating Decision Maker (“CODM”) reviews financial information to allocate resources and access performance, consistent with the Company’s segment reporting policy described in Note 2. The accounting policies of the Company’s single operating segment are the same as those described in Note 2. The key measure of segment profitability used by the CODM to allocate resources and assess performance is net income (loss), as reported on the consolidated statements of operations. The following table presents the significant expense categories of the Company’s single operating segment for the periods presented.

	For the year ended December 31, 2025	For the six months ended December 31, 2024

Operating expenses:
Clinical trial related service fee, a related party (see Note 5)	$10,125,000	$2,801,435
Consulting fee	82,228	75,000
Stock-based compensation	618,974	432,256
Salary expense	524,891	266,571
Professional fee	1,149,786	631,395
Insurance expense	335,658	169,513
Other general and administrative fee	226,137	75,794
Loss before income tax	13,062,674	4,426,964

Income tax expense	838	63
Net loss	$13,063,512	$4,427,027

Note 12 — Transition Period Comparative Data

The following table shows financial information for the twelve months ended December 31, 2025 and the comparative period ended December 31, 2024 (the “Comparative Period”). The Comparative Period information is derived from the Company’s unaudited, consolidated and combined financial statements.

Consolidated Statements of Operations

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31,	December 31,
	2025	2024
		(Unaudited)
Operating expenses
Research and development	$10,248,545	$6,408,566
General and administrative	2,814,129	2,437,375
Total operating expenses	13,062,674	8,845,941

Loss from Operations	(13,062,674)	(8,845,941)

Loss before income taxes	(13,062,674)	(8,845,941)

Income taxes provision	(838)	(1,688)

Net loss	$(13,063,512)	$(8,847,629)

Net loss applicable to common stock per share, basic and diluted	$(0.35)	$(0.24)
Weighted average common stock outstanding, basic and diluted	36,820,810	36,189,502

Consolidated Statements of Cash Flows:

	For the Twelve Months Ended December 31, 2025	For the Twelve Months Ended December 31, 2024
		(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(13,063,512)	$(8,847,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	618,974	432,256
Change in fair value of derivative liabilities	38,189	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	431,188	(322,613)
Prepaid expenses - related party	-	(1,500,000)
Accounts payable - related party	550,346	(72,641)
Other payables and accrued liabilities	36,654	(68,819)
Accrued liability - related party	9,606,666	2,780,667
Franchise tax payable	(4,134)	(200)
Income tax payables	(50)	(40,694)
Net cash used in operating activities	(1,785,679)	(7,639,673)

Cash Flows from Financing Activities:
Payments of transactions cost	(117,473)	-
Proceeds from issuance of common stock through stock purchase agreement	-	79,491
Proceeds from issuance of common stock for PIPE investment	2,400,000	-
Purchase of treasury stock	(29,462)	(568,917)
Net cash provided by (used in) financing activities	2,253,065	(489,426)

Net Change in Cash	467,386	(8,129,099)

Cash at beginning of the period	916,916	9,046,015
Cash at end of the period	$1,384,302	$916,916

Supplemental Cash Flow Information
Cash paid for income tax	$913	$43,966
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Recognition of derivative liabilities upon closing of the PIPE investment	$318,316	$-

Note 13 — Subsequent Events

Registered Direct Offering and Private Placement

On January 5, 2026, the Company entered into a Securities Purchase Agreement with a healthcare-focused institutional investor. On January 6, 2026, the Company consummated a Registered Direct Offering and a concurrent Private Placement, resulting in gross proceeds of approximately $8.0 million, before deducting placement agent fees and other offering expenses.

The Company issued 4,063,290 shares of Common Stock and Pre-Funded Warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.00001 per warrant share. These securities were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-283770).

The Company issued PIPE Common Warrants exercisable for up to 7,594,935 shares of Common Stock at an exercise price of $1.39 per warrant share. These warrants expire on the fifth anniversary of the issuance date.

On January 16, 2026, the Company filed a Form S-1 relating to the offer and resale by certain selling stockholders of up to 9,236,141 shares of Common Stock. This registration statement includes shares issued in private placements in September 2025, shares issuable under contingent “true-up” provisions, and the 7,594,935 shares of Common Stock issuable upon exercise of the PIPE Common Warrants issued on January 6, 2026. The registration statement became effective on January 23, 2026.

Nasdaq Compliance

On January 7, 2026, we received a notice from Nasdaq that we are not in compliance with Nasdaq Listing Rule 5620(a) because we have not yet held an annual meeting of shareholders within twelve months of the end of the transition period ended December 31, 2024.

On February 27, 2026, Nasdaq notified us that it has granted an extension until June 29, 2026, to regain compliance by holding an annual meeting of shareholders. As outlined in our plan of compliance submitted to Nasdaq on February 24, 2026, we intend to satisfy this requirement by holding a joint 2025/2026 annual meeting.

Office Sublease Agreement

On January 1, 2026, the Company entered into an office sublease agreement (“Lease 5”) with Eureka, a related party. Pursuant to this agreement, the sublease commenced on January 1, 2026 and expires on June 30, 2026 with $2,000 sublease fee per month.

Milestones under Statement of Work #001

In January 2026, one additional patient was dosed in the STARLIGHT-1 clinical trial. The Company accrued an additional $1.375 million for this milestone under this SOW.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTRELLA IMMUNOPHARMA, INC.

Date: March 17, 2026	By:	/s/ Cheng Liu
		Name:	Cheng Liu
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cheng Liu	Chief Executive Officer and Director	March 17, 2026
Cheng Liu	(Principal Executive Officer)

/s/ Peter Xu	Chief Financial Officer	March 17, 2026
Peter Xu	(Principal Financial and Accounting Officer)

/s/ Hong Zhang	Chairperson and Director	March 17, 2026
Hong Zhang

/s/ Marsha Roberts	Director	March 17, 2026
Marsha Roberts

/s/ Fan Wu	Director	March 17, 2026
Fan Wu

/s/ Janelle Wu	Director	March 17, 2026
Janelle Wu

/s/ Pei Xu	Director	March 17, 2026
Pei Xu

/s/ Dengyao Jia	Director	March 17, 2026
Dengyao Jia