Form 10-K/A
period 2025-12-31
Estrella Immunopharma, Inc.
filed 2026-04-30
CIK 1844417

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

EXPLANATORY NOTE

Estrella Immunopharma, Inc. (“Estrella,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Fiscal 2025”), as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026 (the “Original Form 10-K”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

Our Board of Directors (“Board”) is comprised of seven directors. In addition to the information set forth below regarding our directors and the skills that led our Board to conclude that these individuals should serve as directors, we also believe that all of our directors have a reputation for integrity, honesty and adherence to the highest ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and to their Board duties.

The following persons currently serve as Estrella’s executive officers and directors. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position(s) Held
Executive Officers
Dr. Cheng Liu	59	Chief Executive Officer, President and Director
Peter Xu	55	Chief Financial Officer
Non-Employee Directors
Hong Zhang	55	Director and Chairperson of the Board
Dr. Marsha Roberts	56	Director
Fan Wu	52	Director
Janelle Wu	52	Director
Pei Xu	43	Director
Dengyao Jia	57	Director

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

Dengyao Jia, Director

Mr. Jia serves as a Director of Lianhe Sowell International Group Ltd. (Nasdaq: LHSW), a publicly traded company specializing in AI-powered machine vision technologies. He brings extensive leadership experience in corporate governance and strategic development in both public and private sectors. Mr. Jia is also the Founder and Chairman of Hainan Lianhe Enterprise Management Co., Ltd since March 2015. Mr. Jia currently also serves as chairman of the board of Hainan Dingshang Enterprise Management Co., Ltd, a PRC-based company focused on providing management and consulting services to early-stage enterprises, Shandong Guotou Entrepreneur Incubator Co., Ltd., a PRC-based company focused on business management and restructure consulting, Lianhe Digital Technology (Haikou) Co., Ltd., digital data service provider, and Hainan Lianhe Digital Technology Harbor Development Co., Ltd., a data service developer. Mr. Jia holds an EMBA degree from Cheung Kong Graduate School of Business, and an EMBA from Tianjin University.

Mr. Jia is qualified to serve on the Estrella Board because of his extensive board leadership and executive management experience.

Scientific Advisory Board

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

Composition of the Estrella Board of Directors

The Board manages the business and affairs of Estrella, as provided by Delaware law, and conducts its business through meetings of the Board and its standing committees. The Board consists of seven members, four of whom were designated by Estrella, one of whom was designated by UPTD, and two of whom were appointed by the Board. The primary responsibilities of the Estrella Board are to provide risk oversight and strategic guidance to Estrella and to counsel and direct Estrella’s management. The Board will meet on a regular basis and will convene additional meetings, as required.

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

Board of Directors Meetings

During the fiscal year ended December 31, 2025, our Board of Directors held no meetings. The Audit Committee held no meetings, the Compensation Committee held no meetings, and the Nominating and Corporate Governance Committee held no meetings. All actions taken by the Board and its committees during the fiscal year were effected by unanimous written consent of the directors (or committee members, as applicable).

Director Independence

Estrella adheres to the rules of Nasdaq in determining whether a director is independent. The Board has consulted with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The parties have determined that Dr. Marsha Roberts, Fan Wu, Janelle Wu, Pei Xu are considered independent directors of Estrella. Estrella’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Controlled Company

We are, and expect to continue to be, a controlled company within the meaning of Nasdaq Listing Rule 5615(c). As of March 12, 2026, Eureka Therapeutics, Inc., our controlling shareholder, beneficially owned approximately 59.3% of our total issued and outstanding Common Stock, representing approximately 59.3% of the total voting power. As a result, we qualify for certain exemptions from Nasdaq’s corporate governance requirements, including the requirements that (i) a majority of the Board consist of independent directors, (ii) the nominating and corporate governance committee and compensation committee be composed entirely of independent directors, and (iii) the nominating and corporate governance committee and compensation committee conduct annual performance evaluations. Although we do not currently intend to rely on these exemptions, we may elect to do so in the future. We remain subject to all other Nasdaq corporate governance standards, including the requirement to maintain an independent audit committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended December 31, 2025. To our knowledge, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except one late Form 4 filed by Jiandong Xu, our Chief Financial Officer, on April 29, 2026, reporting three purchases of common stock that occurred on September 11, 2025, September 22, 2025 and October 7, 2025, and two late Form 4s filed on February 14, 2025 by Cheng Liu, our Chief Executive Officer, and Jiandong Xu, our Chief Financial Officer, each reporting the grant of incentive stock options and nonstatutory stock options on October 30, 2024.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, Estrella has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for Estrella’s named executive officers (“NEOs”) for the fiscal year ended December 31, 2025, including its Chief Executive Officer Dr. Cheng Liu and Chief Financial Officer Peter Xu. These were the only executive officers of Estrella serving in the fiscal year ended December 31, 2025, with compensation in excess of $100,000.

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

The objective of Estrella’s compensation program is to provide a total compensation package to its executives, including its NEOs, that will enable Estrella to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our shareholders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward our executives for performance. The board of directors of Estrella has historically determined the compensation for Dr. Liu and Mr. Xu.

The compensation program for Dr. Liu for the fiscal year ended December 31, 2025, consisted of base salary and stock-based compensation under the Company’s 2023 Omnibus Incentive Plan, as described below.

●	Base Salary. Dr. Liu is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For the fiscal year ended December 31, 2025, Dr. Liu’s annual salary was $250,962.

●	Short-Term Cash Incentives. For the year ended December 31, 2025, Estrella did not pay Dr. Liu a discretionary cash bonus, nor any short-term cash bonuses to Dr. Liu pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. During the year ended December 31, 2025, Estrella did not grant any short-term equity incentive awards to Dr. Liu.

●	Long-Term Equity Incentives. During year ended December 31, 2025, Estrella did not grant any long-term equity incentive awards to Dr. Liu.

The compensation program for Mr. Xu for the fiscal year ended December 31, 2025, consisted of base salary and stock-based compensation under the Company’s 2023 Omnibus Incentive Plan, as described below.

●	Base Salary. Mr. Xu is paid a base salary commensurate with his skill set, experience, performance, role and responsibilities. For the fiscal year ended December 31, 2025, Mr. Xu’s annual salary was $250,962.

●	Short-Term Cash Incentives. For the fiscal year ended December 31, 2025, Estrella did not pay Mr. Xu a discretionary cash bonus, nor any short-term cash bonuses to Mr. Xu pursuant to any non-equity incentive plan.

●	Short-Term Equity Incentives. During the year ended December 31, 2025, Estrella did not grant any short-term equity incentive awards to Mr. Xu.

●	Long-Term Equity Incentives. During the year ended December 31, 2025, Estrella did not grant any long-term equity incentive awards to Mr. Xu.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to the named executive officers for the six-month transition period ended December 31, 2024 and the fiscal years ended June 30, 2024 and December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Cheng Liu, CEO	2025(4)	250,962	—	—	—	—	250,962
	2024(2)	125,000	—	—	645,425	—	770,425
	2024(3)	250,007	—	—	—	—	250,000

Peter Xu, CFO	2025(4)	250,962	—	—	—	—	250,962
	2024(2)	125,000	—	—	645,425	—	770,425
	2024(3)	250,000	—	—	—	—	250,000

(1)	Represents the aggregate grant date fair value of option awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(3)	Represents the fiscal year ended June 30, 2024.
(4)	Represents the fiscal year ended December 31, 2025.

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

Annual Cash Bonuses

As part of our pay-for-performance philosophy, Estrella believes annual cash incentive awards can be used to motivate and reward employees. We intend to adopt a formal bonus plan in which certain of our employees, including the named executive officers, will be eligible to participate going forward but have not done so as of the date of this Annual Report. For the fiscal year ended December 31, 2025, no named executive officer received any form of cash bonus.

Equity Incentive Compensation

Equity incentive compensation is used to promote performance-based pay that aligns the interests of our executive officers with the long-term interests of Estrella’s equity-owners and to enhance executive retention.

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of Common Stock became authorized for issuance under the 2023 Plan. On October 30, 2024, the Company granted options under the 2023 Plan to its executive officers, employees, board of directors, and other consultants. Dr. Cheng Liu and Mr. Jiandong (Peter) Xu were each granted 509,204 shares of Nonstatutory Share Option at an exercise price of $0.815/share, and 490,796 shares of Incentive Share Option at an exercise price of $0.815/share. For the nine months ended September 30, 2025, no additional stock options were granted.

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

Outstanding Equity Awards as of December 31, 2025

The following table shows information regarding outstanding equity awards held by the named executive officers as of December 31, 2025.

Name	Grant Date	Option Expiration Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Dr. Cheng Liu	10/30/2024	10/30/2034	458,334	$715,001
Peter Xu	10/30/2024	10/30/2034	458,334	$715,001

(1)	For both option awards, 25% of the award vested on the vesting commencement date of October 30, 2024, with the remaining 75% of the award vesting monthly in substantially equal installments over the subsequent 36 months.
(2)	The amount in this column reflects a closing price of $1.56 per share of Common Stock as of December 31, 2025 multiplied by the amount shown in the column for the number of shares of Common Stock that had not yet vested as of December 31, 2025.

Potential Payments Upon Termination or Change in Control

Dr. Liu and Mr. Xu are entitled to certain severance payments, as described under “Employment Arrangements” above.

Director Compensation

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Hong Zhang(1)	$30,000	$—	$219,995	(2)	$249,995
Dr. Marsha Roberts	$20,000	$—	$—		$20,000
Fan Wu	$20,000	$—	$—		$20,000
Janelle Wu	$20,000	$—	$—		$20,000
Pei Xu	$20,000	$—	$—		$20,000
Dengyao Jia	—	—	—
	$110,000	$—	$219,995		$329,995

(1)	Served as a director and chairperson of the Board.
(2)	Represents consulting fees paid to CoFame Inc., an entity wholly owned by Ms. Zhang.

Clawback Policy

We have adopted a compensation recovery policy (the “Clawback Policy”), which was effective October 2, 2023, that is compliant with the Nasdaq Listing Rules and Rule 10D-1 under the Exchange Act. The Clawback Policy requires the recovery of certain incentive-based compensation received by our executive officers in the event of a financial restatement.

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

The following table summarizes the number of shares of Common Stock authorized for issuance under the 2023 Plan as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted -average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,600,000	(3)	$0	3,781,860	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	3,600,000		$—	3,781,860

(1)	The amounts shown in this row include the 2023 Plan.
(2)	Includes 3,520,123 shares of Common Stock authorized for issuance under the Incentive Plan plus 1,941,293 shares authorized on January 1, 2024 under the Plan’s evergreen provision plus 1,920,444 shares authorized on January 1, 2025 under the Plan’s evergreen provision.
(3)	Includes 1,083,338 fully vested stock options, at an average weighted exercise price of $0.815 and expire on October 29, 2034.

Securities Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of Common Stock by:

●	each person known by Estrella to be the beneficial owner of more than 5% of the Common Stock immediately following the consummation of the Business Combination;

●	each of the named executive officers and directors of Estrella; and

●	all of the executive officers and directors of Estrella as a group.

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

The beneficial ownership of the Common Stock is based on 42,665,228 shares of Common Stock issued and outstanding as of March 12, 2026

Name and Address of Beneficial Owner(1)	Number of Shares	%
Directors and Executive Officers(2)
Dr. Cheng Liu(3)	880,765	2.1%
Peter Xu(4)	848,814	2.0%
Dr. Marsha Roberts	—	—
Fan Wu	—	—
Janelle Wu	—	—
Pei Xu	—	—
Hong Zhang(5)	677,955	1.6%
Dengyao Jia	—	—
All Directors and Executive Officers as a Group (8 Individuals)(6)	2,407,534	5.6%

5% Stockholders
Eureka Therapeutics, Inc.(7)	25,277,831	59.3%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of each of the individuals and entities listed in the table above is c/o Estrella Immunopharma, Inc., 5858 Horton Street, Suite 370, Emeryville, CA 94608.
(2)	Dr. Cheng Liu is the chief executive officer and director of Estrella. Peter Xu is the chief financial officer of Estrella. Dr. Marsha Roberts, Fan Wu, Janelle Wu, Pei Xu, and Dengyao Jia are directors of Estrella. Hong Zhang is the chairperson of the Board.
(3)	Represents (i) 297,437 shares of Common Stock held directly and (ii) 583,328 shares of Common Stock issuable upon the exercise of stock options held by Dr. Liu that are exercisable within 60 days of March 12, 2026.
(4)	Represents (i) 265,486 shares of Common Stock held directly and (ii) 583,328 shares of Common Stock issuable upon the exercise of stock options held by Mr. Xu that are exercisable within 60 days of March 12, 2026.
(5)	Based on a Form 3 filed on August 23, 2024 by Hong Zhang. These securities include (i) 240,481 shares of Common Stock held by CoFame Investment Holding LLC, the manager of which is Ms. Zhang, and (ii) 437,474 shares of Common Stock issuable upon the exercise of stock options held by Ms. Zhang that are exercisable within 60 days of March 12, 2026. By virtue of these relationships, Ms. Zhang may be deemed to beneficially own all such shares.
(6)	Includes an aggregate of 1,604,130 shares of Common Stock issuable upon the exercise of stock options held by our current directors and executive officers that are exercisable within 60 days of March 12, 2026, consisting of the options described in footnotes (3), (4) and (5) above.
(7)	Eureka Therapeutics, Inc. (“Eureka”) is governed by a board of directors consisting of seven members. Each member has one vote, and the approval of a majority of the board is required to approve an action of Eureka. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of Eureka exercises voting or dispositive control over any of the securities held by Eureka, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of Eureka is 5858 Horton Street, Suite 370, Emeryville, CA 94608.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is set forth in Note 5 — Related Party Transactions to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated herein by reference.

During the fiscal year ended December 31, 2025, there were no transactions or series of transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal periods, and in which any related person had or will have a direct or indirect material interest, other than those described in Note 5 — Related Party Transactions to our consolidated financial statements.

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

Item 14. Principal Accounting Fees and Services.

Macias Gini & O’Connell, LLP (“MGO”) serves as the Company’s independent registered public accounting firm and has audited the Company’s financial statements for the fiscal year ended December 31, 2025 and the six-month transition period ended December 31, 2024.

Audit services provided by MGO for the fiscal year ended December 31, 2025 and the six-month transition period ended December 31, 2024 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

The following table summarizes the audit fees of MGO for the fiscal year ended December 31, 2025 and the six-month transition period ended December 31, 2024:

Fee Category	For the year ended December 31, 2025	For the six months ended December 31, 2024
	(in thousands)
Audit Fees (1)	$197	128
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$197	128

(1)	Audit fees were for professional services rendered by MGO for the audit of our annual financial statements, and services that are normally provided by MGO in connection with statutory and regulatory filings or engagements for that fiscal year (or transition period, as applicable). Amounts are in thousands.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee of the Board has adopted policies and procedures for the pre-approval of all audit services and permissible non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee will pre-approve all such services, including the fees and terms thereof, before the services are performed, subject to the de minimis exceptions for non-audit services described in Rule 2-01(c)(7)(i)(C) of Regulation S-X. Since its formation, the Audit Committee has pre-approved all audit and non-audit services provided by MGO in accordance with these policies.

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

ESTRELLA IMMUNOPHARMA INC.

By:	/s/ Peter Xu
Peter Xu
Chief Financial Officer

Date:	April 30, 2026