Form 10-Q
period 2026-03-31
Estrella Immunopharma, Inc.
filed 2026-05-18
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Emeryville, California, 94608

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

As of May 11, 2026, there were 43,034,228 shares of the issuer’s Common Stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Current Assets
Current assets:
Cash and cash equivalents	$1,927,404	$1,384,302
Prepaid expenses and other receivables	229,794	292,673
Total current assets	2,157,198	1,676,975

Other Assets
Prepaid expenses, related party, non-current	1,500,000	1,500,000

Total Assets	$3,657,198	$3,176,975

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - related party	$14,947	$554,781
Other payables and accrued liabilities	179,082	238,414
Accrued liability - related party	8,268,333	12,393,333
Derivative liabilities	465,132	356,505
Total current liabilities	8,927,494	13,543,033

Total Liabilities	8,927,494	13,543,033

Commitments and Contingencies (Note 4)

Preferred Stock
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-

Stockholders’ Deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,180,509 and 38,486,219 shares issued as of March 31, 2026 and December 31, 2025, respectively	4,318	3,849
Additional paid-in capital	34,606,644	27,219,287
Accumulated deficit	(39,282,879)	(36,990,815)
Treasury stock, at cost 515,281 shares as of March 31, 2026 and December 31, 2025	(598,379)	(598,379)
Total Stockholders’ Deficit	(5,270,296)	(10,366,058)
Total Liabilities and Stockholders’ Deficit	$3,657,198	$3,176,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Operating expenses
Research and development (including $1,375,000 for the three months ended March 31, 2026 and 2025, from related party)	$1,400,275	$1,410,188
General and administrative (including $69,946 and $ 64,433 for the three months ended March 31, 2026 and 2025, respectively, from related parties)	891,789	694,110
Total operating expenses	2,292,064	2,104,298

Loss from Operations	(2,292,064)	(2,104,298)

Loss before income tax	(2,292,064)	(2,104,298)

Income tax provision	-	(13)

Net loss	$(2,292,064)	$(2,104,311)

Net loss applicable to common stock per share, basic and diluted	$(0.05)	$(0.06)
Weighted average common stock outstanding, basic and diluted	42,121,075	36,188,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024	36,680,870	$3,668	$(568,917)	$24,636,283	$(23,927,303)	$143,731
Stock-based compensation	-	-	-	159,095	-	159,095
Purchase of treasury stock	-	-	(29,462)	-	-	(29,462)
Net loss	-	-	-	-	(2,104,311)	(2,104,311)
Balance, March 31, 2025 (Unaudited)	36,680,870	3,668	$(598,379)	$24,795,378	$(26,031,614)	$(1,830,947)

Balance, December 31, 2025	38,486,219	3,849	$(598,379)	$27,219,287	$(36,990,815)	$(10,366,058)
Stock-based compensation	-	-	-	146,714	-	146,714
Issuance of common stock, prefunded warrants and common stock warrants for registered direct offering	4,063,290	406	-	7,240,700	-	7,241,106
Exercise of prefunded warrants	631,000	63	-	(57)	-	6
Net loss	-	-	-	-	(2,292,064)	(2,292,064)
Balance, March 31, 2026 (Unaudited)	43,180,509	$4,318	$(598,379)	$34,606,644	$(39,282,879)	$(5,270,296)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Cash Flows from Operating Activities:
Net loss	$(2,292,064)	$(2,104,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	146,714	159,095
Change in fair value of derivative liabilities	108,627	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	62,879	201,066
Accounts payable - related party	(539,834)	9,553
Other payables and accrued liabilities	(59,332)	(83,916)
Accrued liability - related party	(4,125,000)	1,356,666
Franchise tax payable	-	(4,134)
Net cash used in operating activities	(6,698,010)	(465,981)

Cash Flows from Financing Activities:
Payments of transactions cost	(758,882)	-
Proceeds received from issuance of common stock, prefunded warrants and common stock warrants for registered direct offering	7,999,988	-
Proceeds received from exercise of prefunded warrants	6	-
Purchase of treasury stock	-	(29,462)
Net cash provided by (used in) financing activities	7,241,112	(29,462)

Net Change in Cash	543,102	(495,443)

Cash at beginning of the period	1,384,302	916,916
Cash at end of the period	$1,927,404	$421,473

Supplemental Cash Flow Information
Cash paid for income tax	$-	$13
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Business Operations

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial (“STARLIGHT-1”). On March 4, 2024, the Company, Estrella and Eureka executed Statement of Work No. 001 (“SOW”) relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial. On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 5).

In November 2025, the Company announced the completion of Phase I dosing for the STARLIGHT-1 clinical trial. As of March 31, 2026, nine patients have been dosed in Phase I of the STARLIGHT-1 clinical trial, and one Phase II patient was dosed in January 2026.

On September 29, 2023 (the “Closing Date”), Estrella and TradeUP Acquisition Corp. (“UPTD”) consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of September 30, 2022 (the “Merger Agreement”), by and among UPTD, Tradeup Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of UPTD (“Merger Sub”), and the Company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Estrella, with Estrella surviving as a wholly-owned subsidiary of UPTD. Upon closing of the Business Combination, UPTD changed its corporate name to Estrella Immunopharma, Inc. (“New Estrella” or the “Company”). Estrella’s fiscal year end was June 30, and the Company’s fiscal year end changed from December 31 to June 30 effective as of the Closing Date.

On June 26, 2024, the Company filed a Certificate of Ownership and Merger with the Delaware Secretary of State to effect a merger (the “Merger 1”) with its wholly-owned subsidiary, Estrella BioPharma Inc., pursuant to Section 253 of the Delaware General Corporation Law. The Merger 1 was approved by resolutions duly adopted by the unanimous written consent of the Company’s board of directors. The Merger 1 became effective at 11:59 PM Eastern Time on June 30, 2024, at which time the separate existence of Estrella BioPharma Inc. ceased, and the Company became the surviving corporation.

In November 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd (“Estrella HK”) as a wholly-owned subsidiary in Hong Kong. This subsidiary was created to facilitate strategic collaborations and provide a local presence to support the Company’s operations and initiatives in Asia. As of March 31, 2026, Estrella HK had not commenced any operations.

On January 7, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) because it had not held an annual meeting of shareholders within twelve months of the end of its transition period ended December 31, 2024. On February 27, 2026, Nasdaq notified the Company that it has granted an extension until June 29, 2026 to regain compliance with this requirement. Pursuant to the Company’s plan of compliance submitted to Nasdaq on February 24, 2026, the Company intends to hold a joint 2025/2026 annual meeting of shareholders prior to such deadline.

Going Concern

In assessing the Company’s liquidity and the substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern based on the following factors: (1) recurring losses from operations of approximately $2.3 million for the three months ended March 31, 2026; (2) an accumulated deficit of approximately $39.3 million as of March 31, 2026; (3) net cash used in operating activities of approximately $6.7 million for the three months ended March 31, 2026. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, which may never occur. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing, which may not be successful, available on acceptable terms, or available at all.

From May 2025 to September 2025, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued 1,600,000 shares of common stock and received gross proceeds of approximately $2.4 million. Additionally, the Company consummated a registered direct offering and a concurrent private placement on January 6, 2026, resulting in gross proceeds of approximately $8.0 million. Despite these financing activities, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the issuance of these unaudited condensed consolidated financial statements due to the recurring loss. As a result, management has determined that there is a substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate financing or generate significant revenue, it may be required to curtail or cease its operations.

Note 2 – Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026. The consolidated Balance Sheet as of December 31, 2025, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future interim periods.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company difficult because of the potential differences in accounting standards used.

The Company became an emerging growth company upon the consummation of its initial public offering on July 19, 2021. Accordingly, the Company will remain an emerging growth company until the last day of the fiscal year in which the fifth anniversary of its initial public offering occurs, December 31, 2026, unless other criteria are met sooner.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include stock-based compensation, the fair value of derivative liabilities, and deferred income tax asset valuation and allowances.

Cash and Cash Equivalents

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking account. Cash equivalents consist of funds held at the third-party broker’s account for stock repurchase purposes; such funds are unrestricted and immediately available for withdrawal and use. The balance held at the third-party broker’s account is insured by the United States Securities Investor Protection Corporation (“SIPC”) but only up to specified limits.

Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables primarily include prepayments for third-party services, such as professional fees, insurance premiums, and other items that will be recognized as expense in future periods as the related services are rendered.

Basic and Diluted Loss per Common Stock

Basic net loss per Common Stock is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock and dilutive share equivalents outstanding for the period, determined using the treasury stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive.

As of March 31, 2026 and December 31, 2025, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Public warrant	2,214,993	2,214,993
Pre-funded warrant	369,000	-
Common stock warrant	7,594,935	-
Stock options granted	3,600,000	3,600,000
Total	13,778,928	5,814,993

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the unaudited condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the Common Stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Based on the terms of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

Upon completion of the business combination, all of UPTD’s public warrants that remained outstanding were replaced by the Company’s public warrants. The Company treated such warrant replacements as a warrant modification and no incremental fair value was recognized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of one cash account in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of March 31, 2026, the Company had not experienced losses on these accounts. As of March 31, 2026 and December 31, 2025, the Company had deposited approximately $1.9 million and $1.4 million, respectively, with a financial institution in the United States. Of these balances, approximately $1.7 million and $1.1 million, respectively, were not covered by deposit insurance. While management believes that the financial institution is of high credit quality, it also continually monitors its credit-worthiness.

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of March 31, 2026 and December 31, 2025, the Company maintained approximately $500 in its brokerage account, with the entire balance covered by SIPC insurance.

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

The following table sets forth by level within the fair value hierarchy our financial asset and liability that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Carrying Value at March 31, 2026	Fair Value Measurement at March 31, 2026
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities (True-Up Shares, Note 7)	$465,132	$-	$-	$465,132

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities (True-Up Shares, Note 7)	$356,505	$-	$-	$356,505

The fair value of the derivative liability is a Level 3 measurement estimated using a Monte Carlo Simulation model. As of March 31, 2026, the key unobservable inputs used in the model were as follows: volatility of 98% to 129%, risk-free rate of 3.7%, and spot price of $1.06 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the year ended December 31, 2025, and for the three months ended March 31, 2026:

Derivative Liabilities
Initial fair value of derivative liabilities attributable to True-Up shares feature embedded in the Private Placement	$318,316
Change in fair value of derivative liabilities	38,189
Ending balance as of December 31, 2025	356,505
Change in fair value of derivative liabilities	108,627
Ending balance as of March 31, 2026 (Unaudited)	$465,132

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

The True-Up Shares embedded within Securities Purchase Agreement do not qualify as equity under ASC 815; therefore, the True-Up Shares are required to be bifurcated and classified as a liability and measured at fair value with subsequent changes in fair value recorded in the unaudited condensed consolidated statements of operations.

Income Tax

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties associated with unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes changes to U.S. federal tax law, including extending and modifying certain key Tax Cuts and Jobs Act of 2017 provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company has completed its assessment and determined that the provisions did not have a material impact on its unaudited condensed consolidated financial statements.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues costs incurred by related parties and external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the three months ended March 31, 2026 and 2025 primarily consisted of costs for the conduct of clinical trials, legal and professional fees, and facilities related fees. Refer to Note 5 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amends the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows — Overall, 250-10 Accounting Changes and Error Corrections — Overall, 260-10 Earnings Per Share — Overall, 270-10 Interim Reporting — Overall, 440-10 Commitments — Overall, 470-10 Debt — Overall, 505-10 Equity — Overall, 815-10 Derivatives and Hedging — Overall, 860-30 Transfers and Servicing — Secured Borrowing and Collateral, 932-235 Extractive Activities — Oil and Gas — Notes to Financial Statements, 946-20 Financial Services — Investment Companies — Investment Company Activities, and 974-10 Real Estate — Real Estate Investment Trusts — Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its financial position and results of operations.

The Company does not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Other payables and accrued liabilities

Other payables and accrued liabilities consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Accrued professional fees (i)	$173,464	$162,162
Salary and payroll taxes payable	4,031	57,501
Others	1,587	18,751
Total other payables and accrued liabilities	$179,082	$238,414

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

Note 4 – Commitments and contingencies

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

Registration Rights

May and June 2025 Securities Purchase Agreements

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

January 2026 Registered Direct Offering and Private Placement

In connection with the Securities Purchase Agreement entered into on January 5, 2026, the Company agreed to file a registration statement to register the resale of the shares of Common Stock issuable upon exercise of the Common Stock Warrants issued pursuant to such agreement (refer to Note 7). The Company agreed to cause such registration statement to be declared effective, which occurred on January 23, 2026.

Contingencies

From time to time, the Company is or may be party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the Company’s unaudited condensed consolidated financial statements.

In some instances, the Company may be required to indemnify its licensors for the costs associated with any such adversarial proceedings or litigation. Third parties may assert infringement claims against the Company, its licensors, or its strategic collaborators based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with the Company, its licensors, or its strategic collaborators to enforce or otherwise assert their patent rights.

Note 5 – Related party transactions

License Agreement

On June 28, 2022, in connection with the Contribution Agreement, Eureka Therapeutics, Inc. (“Eureka”), Eureka Therapeutics (Cayman) Ltd. (“Eureka Cayman”), and Estrella entered into a License Agreement under which Eureka and Eureka Cayman granted to Estrella a license under certain intellectual property controlled by Eureka for exploitation by Estrella in the Licensed Territory, which primarily includes the United States and the rest of the world, excluding China and the Association of Southeast Asian Nations (ASEAN) countries.

Pursuant to the License Agreement, during the term: (1) Eureka will manufacture and supply, either itself or through an affiliate or a third-party contract manufacturer, all of Estrella’s and its related parties’ clinical quantities requirements of the Licensed Products and final filled and finished (including packaged) drug product form of the Licensed Products (“Drug Product”) for development activities; and (2) Eureka will similarly supply all commercial quantities requirements of Drug Product for such development activities. Furthermore, Eureka and Estrella will form a Joint Steering Committee (“JSC”) to oversee the development and commercialization of the Licensed Products.

The License Agreement requires Estrella to make certain payments, including (a) an “upfront” payment of $1.0 million, payable in 12 equal monthly installments, (b) “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval, and (c) royalty payments of a single-digit percentage on net sales.

As of March 31, 2026 and December 31, 2025, Estrella had no remaining balance of accounts payable - related party related to the upfront payment under the License Agreement. As of March 31, 2026, two development milestones Milestone 1 (IND submission of EB103 to the FDA) and Milestone 2 (first patient dosed in the first clinical trial of a licensed product) had been earned by Eureka under the Agreement. Milestone 1 was paid on October 10, 2023, and Milestone 2 ($50,000) was paid on September 3, 2024, both recorded as research and development expense in the Company’s unaudited condensed consolidated statements of operations.

Services Agreement

On June 28, 2022, Estrella entered into a Services Agreement with Eureka, as subsequently amended by Amendment No. 1 (effective October 1, 2022) and Amendment No. 2 (effective March 1, 2023). Pursuant to the Services Agreement, Eureka performs certain services for Estrella related to technology transfer and technical assistance to facilitate Estrella’s exploitation of the intellectual property licensed from Eureka. Under the Services Agreement, Estrella was to pay Eureka a non-refundable fee of $10.0 million in connection with the Services related to the Investigational New Drug (IND) application for EB103 and reimburses Eureka for reasonable pass-through costs. In addition, Estrella will be charged for other services performed by Eureka outside the scope of the Services per the Service Agreement, at a flat rate, by time or materials or as mutually agreed upon by the parties in writing.

Services provided by Eureka under the Services Agreement commenced in June 2022 and the IND application for EB103 allowance milestone was achieved in March 2023. Following the consummation of the Business Combination on September 29, 2023, the Company remitted approximately $9.3 million to Eureka on October 10, 2023. As of March 31, 2026 and December 31, 2025, the Company has settled all amounts owed under the Services Agreement, and there are no outstanding accounts payable or related-party liabilities associated with this agreement.

Statement of Work

On March 4, 2024, the Company and Eureka entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1, the Phase I/II clinical trial of the Company’s product candidate, EB103, a T-cell therapy targeting CD19 using Eureka’s ARTEMIS® T cell technology. The trial is designed to assess the safety, tolerability, recommended Phase II dose, and preliminary anti-cancer activity of EB103 for the treatment of relapsed or refractory (“R/R”) B-cell non-Hodgkin lymphoma (“NHL”) patients.

The SOW is governed by the terms of the Services Agreement (as amended) and incorporates all of its terms by reference. The scope of work includes study start-up, patient dosing and related activities, study close-out, and reporting, as well as regulatory document development, site activation, patient enrollment and consent management, data collection, and pharmacovigilance.

Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones set forth in the SOW, with total fees of $33.0 million for achievement of all milestones, excluding additional pass-through costs and expenses incurred by Eureka and payable by Estrella as further described below. Such amount assumes 20 patients to be dosed and one clinical site is activated. An additional $0.5 million would be payable to Eureka if a second site is activated following mutual agreement of Estrella and Eureka. In addition to the milestone payments, Eureka will invoice Estrella quarterly for additional pass-through costs and expenses incurred in connection with its services under the SOW. Pass-through cost details are summarized in the invoice, and supporting documents are provided upon Estrella’s request. Estrella is required to settle invoices within 30 days, with Eureka reserving the right to impose monthly interest charges of 1.5% for undisputed amounts unpaid after 30 days. Estrella will also be responsible for payment of any taxes, fees, duties or charges imposed by any governmental authority in connection with the services provided by Eureka under the SOW, other than any taxes on Eureka’s income.

The first invoice payable to Eureka issued upon execution of the SOW was for $3.5 million, covering the fees associated with the initiation of the study, the preparation and activation of the first study site, and the First Patient First Visit (FPFV) milestones. Prior to the commencement of the patient dosing phase, a deposit of $1.5 million is required to be delivered to Eureka to ensure the readiness for patient treatment expenses and will be applied against the final invoice, and any unused portion will be returned to Estrella following collection of all outstanding fees and costs payable to Eureka under the SOW.

Additional invoices will be issued in connection with patient dosing milestones, amounting to approximately $1.4 million per patient and a total cost of $27.5 million for 20 patients, excluding any pass-through costs and additional expenses. Lastly, a $2.0 million milestone fee will become due in connection with the study close-out phase. Services provided in connection with this milestone include finalizing patient data, trial data cleaning, statistical analysis, and preparing and submitting the final study report.

As of March 31, 2026, the Company has paid $3.5 million to Eureka for fees associated with the study initiation milestones that have been achieved, $5.5 million for patient dosing, $0.5 million for second site activation, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled. The deposit of $1.5 million was recorded as prepaid expenses, related party, non-current on the unaudited condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, ten and nine patients had been dosed, respectively. The second clinical trial site was activated in April 2025. All costs associated with patient dosing and second site activation were recorded as research and development expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2026, the Company accrued approximately $8.3 million under accrued liability – related party, related to outstanding dosing milestone payments. As of December 31, 2025, the Company accrued approximately $12.4 million under accrued liability – related party, and recorded $0.5 million as accounts payable – related party, which included amounts related to outstanding dosing milestone payments and second site activation costs.

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

Consulting Agreement

On November 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with CoFame Investment Holding LLC (“CoFame”), a related party, as CoFame’s manager, Hong Zhang, is the Chairperson and a director of the Company. Pursuant to the Consulting Agreement, CoFame provides advisory and consulting services to the Company regarding activities in Asia, including investor relations and potential business collaborations, as mutually agreed from time to time.

As of March 31, 2026, the Company has accrued $18,333 under accrued liability - related party and has no outstanding balance in accounts payable - related party related to CoFame, as all invoices for the period through February 2026 have been settled. As of December 31, 2025, the Company had accrued $18,333 under accrued liability - related party and $36,666 as accounts payable - related party representing unpaid consulting fees due to CoFame. For the three months ended March 31, 2026 and 2025, the Company recorded professional fee expense of approximately $55,000, related to CoFame.

The following table summarizes research and development expenses and general and administrative expenses incurred by the Company in connection with related party transactions for the three months ended March 31, 2026 and 2025, as discussed above.

Name of related party	Relationship	Nature	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
			(Unaudited)	(Unaudited)
Eureka	Shareholders of the Company	Research and development expenses	$1,375,000	$1,375,000
Eureka	Shareholders of the Company	General and administrative expenses	14,947	9,435
CoFame	Hong Zhang, director of the Company, is the manager of CoFame	General and administrative expenses	54,999	54,998
Total			$1,444,946	$1,439,433

Series AA Preferred Stock / Eureka Ownership

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement, pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. The issued shares of Series AA Preferred Stock were converted to Common Stock immediately prior to the closing of the Business Combination on September 29, 2023. As of March 31, 2026 and December 31, 2025, Eureka collectively owned approximately 59.3% and 66.6% of the Company on a fully diluted basis, respectively. The decrease primarily reflects dilution from the January 2026 Registered Direct Offering and Private Placement (Note 7).

Lease

Refer to “Note 9 – Leases”

Note 6 – Preferred stock

All previously issued shares of Series AA and Series A preferred stock were converted to common stock immediately prior to the closing of the business combination on September 29, 2023. Upon the closing of the business combination, the specific authorizations for Series AA and Series A preferred stock under the pre-merger certificate of incorporation were cancelled, and the Company’s Amended and Restated Certificate of Incorporation now authorizes 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.

Note 7 – Stockholders’ (deficit) equity

The Company’s authorized shares of Common Stock is 250,000,000 with a par value of $0.0001 per share (the “Common Stock”). As of March 31, 2026 and December 31, 2025, there were 43,180,509 and 38,486,219 shares of Common Stock issued, respectively.

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

Stock purchase agreement shares

-	2025 Securities Purchase Agreements

From May 2025 to September 2025, the Company entered into Securities Purchase Agreements with three accredited investors. Each Securities Purchase Agreement includes a contingent value protection feature pursuant to which the Company may be required to issue additional shares of Common Stock (the “True-Up Shares”) if the market price of the Company’s stock on the 12-month anniversary of the agreement is below $1.50 per share. In 2025, the Company received gross proceeds of $2.4 million in connection with the executed Securities Purchase Agreements and issued 1,600,000 shares of its Common Stock to the investors, and incurred issuance costs of $117,473 related to the transaction.

The True-Up feature was determined to require bifurcation from the host equity contract and is accounted for separately as a derivative liability under ASC 815. The derivative liability is initially measured at fair value on the issuance date and is remeasured at fair value at each subsequent reporting date, with changes in fair value recognized as general and administrative expense in the unaudited condensed consolidated statements of operations. In accordance with the Securities Purchase Agreements executed between May 2025 to September 2025, the maximum number of True-Up Shares totals to 735,857.

Change in fair value recognized for the three months ended March 31, 2026 was $108,627. The Company did not recognize any changes in fair value for the three months ended March 31, 2025 as no derivative liabilities existed.

-	January 2026 Registered Direct Offering and Private Placement

On January 5, 2026, the Company entered into a Securities Purchase Agreement with a healthcare-focused institutional investor (the “January 2026 SPA”). On January 6, 2026, the Company consummated a registered direct offering (“RDO”) and a concurrent private placement pursuant to the January 2026 SPA, resulting in gross proceeds of approximately $8.0 million, before deducting placement agent fees and other offering expenses of approximately $0.8 million.

The Company issued 4,063,290 shares of common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,000,000 shares of common stock at an exercise price of $0.00001 per warrant share. The Company also issued common stock warrants (“Common Stock Warrants”) exercisable for up to 7,594,935 shares of Common Stock at an exercise price of $1.39 per warrant share, expiring on January 6, 2031.

Warrants

-	Public Warrants

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

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file, and within 60 business days following its initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the Warrants.

The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the above, if the Company’s Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the Warrants become exercisable, the Company may call the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

The Company accounted for the 2,214,993 Public Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. As of March 31, 2026 and December 31, 2025, none of the Public Warrants had been exercised.

-	Pre-Funded Warrants and Common Stock Warrants

In connection with the January 2026 SPA, the Company issued Pre-Funded Warrants to the investor to purchase 1,000,000 shares of common stock at an exercise price of $0.00001 per warrant share for a cash consideration of $1,579,990. In addition, the Company also issued common stock warrants (the “Common Stock Warrants”) exercisable for up to 7,594,935 shares of Common Stock at an exercise price of $1.39 per warrant share, expiring on January 6, 2031.

The Company accounted for the Pre-Funded Warrants and Common Stock Warrants as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

During the three months ended March 31, 2026, 631,000 Pre-Funded Warrants were exercised, resulting in the issuance of 631,000 shares of Common Stock. As of March 31, 2026, 369,000 Pre-Funded Warrants remained unexercised.

As of March 31, 2026, none of the Common Stock Warrants had been exercised.

The summary of warrants activity is as follows:

	Warrants outstanding	Common stock issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2024	2,214,993	2,214,993	$11.5	3.67
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
December 31, 2025	2,214,993	2,214,993	$11.5	2.67
Granted	8,594,935	8,594,935	1.23	4.75
Forfeited	-	-	-	-
Exercised	(631,000)	(631,000)	0.00001	-
March 31, 2026 (Unaudited)	10,178,928	10,178,928	$3.54	4.22

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

During the three months ended March 31, 2026, the Company did not repurchase any shares of its Common Stock in the open market. During the corresponding three months ended March 31, 2025, the Company repurchased 28,302 shares of its Common Stock in open market transactions for an aggregate purchase price of $29,462, representing a weighted average price of $1.04 per share. As of March 31, 2026, and December 31, 2025, the Company has repurchased a cumulative total of 515,281 shares of its Common Stock, and approximately $0.4 million remained available for future repurchases under the authorization.

Note 8 – Stock-based compensation

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of common stock were authorized for issuance under the 2023 Plan.   The share reserve under the 2023 Plan increases automatically on January 1 of each year pursuant to an evergreen provision. Accordingly, the share reserve increased by 1,941,293 shares on January 1, 2024, by 1,920,444 shares on January 1, 2025, and by 2,115,684 shares on January 1, 2026. As of March 31, 2026, a total of 9,497,544 shares were authorized for issuance under the 2023 Plan.

On October 30, 2024, the Company granted options under the 2023 Plan to purchase 3,600,000 shares of its Common Stock to its employees, board of directors, and other consultants. No additional stock options were granted or exercised during the three months ended March 31, 2026 or the year ended December 31, 2025.

The stock-based compensation expense was recorded in the Company’s results of operations. For the three months ended March 31, 2026 and 2025, the stock-based compensation expense was $146,714 and $159,095, respectively.

The breakdown of stock-based compensation by categories for the three months ended March 31, 2026 and 2025 is summarized below:

	For the Three months ended March 31, 2026	For the Three months ended March 31, 2025
	(Unaudited)	(Unaudited)
Research and development	$10,275	$10,188
General and administrative	136,439	148,907
Total stock-based compensation	$146,714	$159,095

The aggregate grant date fair value of stock options granted under the 2023 Plan was $2,350,018, representing a weighted-average grant date fair value of $0.65 per share. As of March 31, 2026 and December 31, 2025, there were approximately $1,152,074 and $1,298,788 of unvested compensation costs, respectively, which are expected to be recognized over a weighted average remaining employment service period of approximately 2.06 and 2.29 years, respectively.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options issued was estimated using the following assumptions:

Assumptions used for October 30, 2024 grant
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

A summary of information related to stock option activities for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	3,600,000	$0.815	8.84	$2,682,000
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2026	3,600,000	$0.815	8.59	$882,000
Options vested and expected to vest at March 31, 2026	3,600,000	$0.815	8.59	$882,000
Options exercisable at March 31, 2026	1,837,470	$0.815	8.59	$450,180

Note 9 – Leases

The Company has entered into a series of short-term office sublease agreements with Eureka:

●	Lease 3: January 1, 2025 to June 30, 2025, at $2,000 per month (six months)

●	Lease 4: July 1, 2025 to December 31, 2025, at $2,000 per month (six months)

●	Lease 5: January 1, 2026 to June 30, 2026, at $2,000 per month (six months)

The Company’s office lease agreements do not contain any material residual value guarantees or material restrictive covenants. The agreements were classified as operating leases.

The Company elected not to apply the right-of-use asset and lease liability recognition requirements to the above short-term leases in accordance with ASC 842-20-25-2, as each lease term is less than twelve months. Accordingly, the Company continues to recognize the lease monthly payments in profit or loss on a straight-line basis over the remaining lease term period.

Rent expense for the three months ended March 31, 2026 and 2025 was $6,000.

Note 10 – Segment Information

The Company conducts its business as a single operating and reportable segment based on its organizational and management structure and the manner in which the Chief Operating Decision Maker (“CODM”) reviews financial information to allocate resources and access performance, consistent with the Company’s segment reporting policy described in Note 2. The accounting policies of the Company’s single operating segment are the same as those described in Note 2. The key measure of segment profitability used by the CODM to allocate resources and assess performance is net income (loss), as reported on the unaudited condensed consolidated statements of operations. The following table presents the significant expense categories of the Company’s single operating segment for the periods presented.

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses:
Clinical trial related service fee to related party (Note 5)	$1,375,000	$1,375,000
Consulting fee	15,000	25,000
Stock-based compensation (Note 8)	146,714	159,095
Salary expense	128,764	129,711
Professional fee	398,133	285,090
Insurance expense	79,339	81,057
Other general and administrative fee	149,114	49,345
Loss before income tax	2,292,064	2,104,298

Income tax expense	-	13
Net loss	$2,292,064	$2,104,311

Note 11 – Subsequent Events

Exercise of Pre-Funded Warrants

On April 8, 2026, all 369,000 remaining Pre-Funded Warrants issued in connection with the January 6, 2026 Registered Direct Offering at an exercise price of $0.00001 per warrant share were exercised. As a result, the Company issued 369,000 shares of Common Stock to Armistice Capital Master Fund. Following this exercise, no Pre-Funded Warrants from the January 2026 offering remain outstanding.

Except as described above, the Company did not identify any other subsequent events that would require recognition or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Estrella Immunopharma, Inc. is a clinical-stage biopharmaceutical company developing T-cell therapies with the capacity to potentially cure patients with blood cancers and solid tumors. Our operations have focused on the development and clinical testing of our lead product candidates, EB103 and EB104, and on the conduct of the STARLIGHT-1 Phase I/II clinical trial.

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial. On March 4, 2024, Estrella and Eureka Therapeutics, Inc. (“Eureka”) entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones, with total fees of $33.5 million for achievement of all milestones, including a $0.5 million fee for the activation of the second clinical site. As of March 31, 2026, ten patients have been dosed in the STARLIGHT-1 clinical trial, and we accrued approximately $8.3 million in accrued liabilities - related party for the outstanding dosing milestone payments. As of March 31, 2026, Estrella has paid $3.5 million to Eureka for fees associated with the study initiation milestones that have been achieved, $5.5 million for patient dosing, and $0.5 million for second site activation.

To date, Estrella has funded its operations primarily from: (i) the June 28, 2022 issuance of $5.0 million of our Series A Preferred Stock; (ii) net proceeds of approximately $20.1 million raised from completion of the Business Combination on September 29, 2023; (iii) net proceeds of approximately $2.3 million from Securities Purchase Agreements entered into from May 2025 to September 2025; and (iv) net proceeds of approximately $7.2 million from the Registered Direct Offering consummated on January 6, 2026. We have a limited operating history. Since our inception, our operations have focused on preparing for the Business Combination, regulatory filings (including the INDs), planning preclinical and clinical studies, conducting the STARLIGHT-1 clinical trial, and building our management team. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

As of March 31, 2026, we had an accumulated deficit of approximately $39.3 million. We have remitted payment of approximately $11.2 million to Eureka under the License Agreement and Services Agreement, paid $9.5 million to Eureka for fees associated with milestones under SOW #001, and made a $1.5 million deposit for patient treatment expenses, which will be applied to the final invoice.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance the STARLIGHT-1 clinical trial and preclinical programs;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	scale up our clinical and regulatory capabilities;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand, and protect our intellectual property portfolio;

●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting, and other expenses in operating as a public company.

Recent Developments

STARLIGHT-1 Clinical Trial Progress

In November 2025, the Company announced the completion of Phase I dosing in the STARLIGHT-1 clinical trial of EB103, our lead product candidate. On January 9, 2026, one Phase II patient was dosed in the STARLIGHT-1 clinical trial, representing the tenth patient dosed in total. All dosing milestones recognized as of March 31, 2026 have been recorded as research and development expense under the SOW with Eureka. The Company continues to enroll patients and advance the STARLIGHT-1 clinical trial.

January 2026 Registered Direct Offering and Private Placement

On January 6, 2026, the Company consummated a Registered Direct Offering (“RDO”) and concurrent Private Placement pursuant to a Securities Purchase Agreement entered into with a healthcare-focused institutional investor, resulting in gross proceeds of approximately $8.0 million before deducting placement agent fees and other offering expenses of approximately $0.8 million.

The Company issued 4,063,290 shares of Common Stock and Pre-Funded Warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.00001 per warrant share pursuant to its shelf registration statement. The Company also issued Common Stock Warrants exercisable for up to 7,594,935 shares of Common Stock at an exercise price of $1.39 per warrant share, expiring on January 6, 2031. On January 16, 2026, the Company filed a registration statement on Form S-1 to register the resale of shares issuable upon exercise of the Common Stock Warrants, which became effective on January 23, 2026.

During the three months ended March 31, 2026, 631,000 Pre-Funded Warrants were exercised, resulting in the issuance of 631,000 shares of Common Stock. The remaining 369,000 Pre-Funded Warrants were subsequently exercised on April 8, 2026.

Business Combination and Corporate History

On September 29, 2023, we consummated the Business Combination with TradeUP Acquisition Corp. (“UPTD”) pursuant to the terms of the Merger Agreement. For financial accounting and reporting purposes under GAAP, Estrella was the accounting acquirer, and the Business Combination was accounted for as a reverse recapitalization. The consolidated assets, liabilities, and results of operations of Estrella became the historical consolidated financial statements of the combined company.

On June 26, 2024, the Company completed a short-form merger to absorb its wholly-owned subsidiary, Estrella Biopharma Inc., and on November 25, 2024, our Board of Directors approved a change to our fiscal year end from June 30 to December 31. On November 27, 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd. (“Estrella HK”) as a wholly-owned subsidiary to support strategic collaborations and operations in Asia.

Nasdaq Listing Compliance

On January 7, 2026, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5620(a) due to our failure to hold an annual meeting of shareholders within twelve months of the end of our transition period ended December 31, 2024. On February 27, 2026, Nasdaq granted us an extension until June 29, 2026 to regain compliance. We intend to satisfy this requirement by holding a joint 2025/2026 annual meeting of shareholders.

Results of Operations

Estrella was formed on March 30, 2022, and has not commenced revenue-producing operations. To date, our operations have consisted of the development and clinical-stage testing of our product candidates, EB103 and EB104, preparation and submission of the IND application for EB103, and conduct of the STARLIGHT-1 clinical trial.

Results of Operations for the Three Months Ended March 31, 2026 and 2025 (Unaudited)

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to the STARLIGHT-1 clinical trial, which is principally performed by Eureka under the SOW.

For the three months ended March 31, 2026 and 2025, we incurred approximately $1.4 million of research and development expenses. All research and development expenses incurred for the periods presented were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22.

The breakdown of research and development expenses by category for the three months ended March 31, 2026 and 2025 is summarized below:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
	(Unaudited)	(Unaudited)
Clinical trial related service fee to related party (Note 5)	$1,375,000	$1,375,000
Consulting fee	15,000	25,000
Stock-based compensation	10,275	10,188
Total research and development	$1,400,275	$1,410,188

Research and development expenses for both three months periods ended March 31, 2026 and 2025 each included costs associated with one patient dosed under SOW #001. Stock-based compensation allocated to research and development remained consistent at approximately $10,000 per quarter for both periods.

General and Administrative Expenses

For the three months ended March 31, 2026 and 2025, we incurred approximately $0.9 million and $0.7 million in general and administrative expenses, respectively. The increase of approximately $0.2 million, or 28.5%, was primarily attributable to higher legal and professional fees incurred to support our operations, as well as a loss of $108,627 recognized for the three months ended March 31, 2026 for the change in fair value of derivative liabilities related to the True-Up feature embedded in the Securities Purchase Agreements entered into from May to September 2025.

Net Loss

We incurred a net loss of approximately $2.3 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $1.9 million and a working capital deficit of approximately $6.8 million. Since our inception, we have expended substantial funds on research and development and have experienced significant losses and negative cash flows from operations. For the three months ended March 31, 2026, we reported a net loss of approximately $2.3 million and net cash used in operating activities of approximately $6.7 million. As of March 31, 2026, we had an accumulated deficit of approximately $39.3 million.

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

To fund our operations, we completed a private placement between May and September 2025, receiving gross proceeds of approximately $2.4 million. On January 6, 2026, we consummated a registered direct offering and concurrent private placement resulting in gross proceeds of approximately $8.0 million. Despite these recent financing activities, management is of the opinion that we will not have sufficient funds to meet our working capital requirements and debt obligations as they become due starting from one year from the date of this report. If we are unable to obtain adequate financing or generate significant revenue, we may be required to curtail or cease our operations.

Material Cash Requirements and Capital Sources

Our primary use of cash is to fund operating expenses, primarily consisting of clinical trial activities and related research and development costs. Pursuant to the SOW with Eureka for the STARLIGHT-1 clinical trial, we agreed to pay total non-refundable net fees of $33.5 million for the achievement of all projected milestones, including a $0.5 million fee for the activation of the second clinical site. As of March 31, 2026, we have cumulatively incurred approximately $17.8 million to Eureka for milestones achieved, and we hold an accrued liability to related parties of approximately $8.3 million for the outstanding milestone payments.

Our ability to fund our operations is dependent on our cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We plan to raise additional capital in the future; however, there is no assurance that such financing will be available on acceptable terms, or at all. Furthermore, while we have tradeable warrants outstanding, it is unlikely that holders will exercise these warrants to provide additional liquidity in the near term, as the current market price of our Common Stock ($1.26 per share as of May 11, 2026) is significantly lower than the $11.50 per share exercise price. Additionally, our Common Stock Purchase Agreement with White Lion Capital LLC expired on December 30, 2025, and is no longer available as a source of liquidity.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $6.7 million for the three months ended March 31, 2026, and was primarily attributable to (a) a net loss of approximately $2.3 million, (b) approximately $59,000 decrease in other payables and accrued liabilities primarily due to the settlement of various previously accrued expenses, and (c) a decrease of $4.7 million in related party liabilities (accrued liabilities and accounts payable), resulting primarily from the settlement of milestone invoices previously due to Eureka, offset by (i) approximately $0.3 million (net) non-cash items, consisting of change in fair value of derivative liabilities and stock-based compensation under the 2023 Plan, and (ii) approximately $63,000 decrease in prepaid expenses and other receivables primarily due to the utilization of previously recorded prepaid expenses during the three months ended March 31, 2026.

Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2025, and was primarily attributable to (a) a net loss of approximately $2.1 million, and (b) approximately $84,000 decrease in other payables and accrued liabilities primarily due to the settlement of various previously accrued expenses, offset by (i) approximately $1.4 million increase in accrued liability – related party as additional service charges were incurred from Eureka following the completion of one patient’s dosing milestone (see Note 5 and Commitments and Contingencies section), (ii) approximately $0.2 million non-cash item of stock-based compensation under the 2023 Plan, and (iii) approximately $0.2 million decrease in prepaid expenses and other receivables primarily due to the utilization of previously recorded prepaid expenses during the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was approximately $7.2 million for the three months ended March 31, 2026, and was primarily attributable to net proceeds of approximately $7.2 million received from the Registered Direct Offering and concurrent Private Placement consummated on January 6, 2026, net of placement agent fees and offering expenses.

Net cash used in financing activities was approximately $29,000 for the three months ended March 31, 2025, consisting entirely of open market repurchases of our common stock under our stock repurchase program.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Commitments and Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC 450-20, “Loss Contingencies,” we will record accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

License Agreement

Pursuant to the License Agreement with Eureka, we were obligated to make, and may be required to make as applicable: (i) a one-time, non-refundable, non-creditable payment of $1.0 million, payable in twelve equal monthly installments; (ii) certain one-time, non-refundable, non-creditable development “milestone” payments upon the occurrence of certain events related to development and sales, with potential aggregate multi-million dollar payments upon FDA approval; and (iii) royalty payments of a single-digit percentage on net sales.

As of March 31, 2026, we have fully paid the $1.0 million license fee to Eureka. Two development milestones - the IND submission of EB103 to the FDA (“Milestone 1”, $50,000, paid October 2023) and the first patient dosed in the first clinical trial of a licensed product (“Milestone 2”, $50,000, paid September 2024) have been earned by Eureka and paid in full. No other development milestones, sales milestones, or royalty payments have been earned or are payable, as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

Services Agreement

Pursuant to the Services Agreement, we agreed to pay Eureka $10.0 million in connection with the services thereunder, payable in twelve equal monthly installments, and to reimburse Eureka on a monthly basis for reasonable pass-through costs. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon by the parties in writing. As of March 31, 2026, we have fully settled all amounts owed under the Services Agreement, and there are no outstanding accounts payable or related-party liabilities associated with this agreement.

Statement of Work

Pursuant to the SOW (and Amendment No. 1), Estrella agreed to pay Eureka total fees of up to $33.5 million in connection with the Phase I/II clinical trial of EB103, including a $0.5 million fee for the activation of the second clinical site. As of March 31, 2026, ten patients have been dosed and two clinical sites are active.

Amounts related to the SOW are accrued as earned by Eureka and recorded as research and development expense. As of March 31, 2026, approximately $8.3 million in earned but not yet formally invoiced milestone payments were recorded as accrued liability - related party on our unaudited condensed consolidated balance sheet. The $1.5 million deposit for patient treatment expenses continues to be recorded as prepaid expenses - related party, non-current, and will be applied against the final invoice.

Office Lease

We have entered into a series of short-term office sublease agreements with Eureka for 180 square feet of office space at a monthly fee of $2,000. The current sublease (Lease 5) commenced January 1, 2026 and expires June 30, 2026. As of March 31, 2026, total future minimum payments under Lease 5 are $6,000 (April through June 2026).

Equity Financing — 2025 Securities Purchase Agreements

From May 2025 to September 2025, we entered into Securities Purchase Agreements with three accredited investors. Each agreement includes a True-Up feature pursuant to which we may be required to issue additional shares of Common Stock (up to a maximum of 735,857 True-Up Shares in aggregate) if our Common Stock price is below $1.50 on the 12-month anniversary of each respective agreement. This True-Up feature is recorded as a derivative liability, measured at fair value through earnings. As of March 31, 2026, the fair value of this derivative liability was $465,132.

Equity Financing — January 2026 Registered Direct Offering

In connection with the January 6, 2026 RDO, we issued Common Stock Warrants exercisable for up to 7,594,935 shares of Common Stock at $1.39 per share, expiring January 6, 2031. The Common Stock Warrants are equity-classified. We also fulfilled our registration obligation related to the Common Stock Warrants through a Form S-1 that became effective January 23, 2026. As of March 31, 2026, no Common Stock Warrants have been exercised.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operations. Certain accounting estimates are particularly sensitive because of their significance to our financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe no critical accounting estimate was identified other than the following significant estimates and accounting policies.

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

As of March 31, 2026, the fair value of the derivative liability related to the True-Up Shares was valued at $465,132 using a Monte Carlo Simulation model. Key inputs included a volatility of 98% to 129%, a risk-free rate of 3.7%, and a spot price of $1.06 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the unaudited condensed consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of Estrella Common Stock, expected life of stock options, the expected volatility, and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2026 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We had the following material weakness:

●	We did not have qualified full-time personnel with appropriate levels of accounting knowledge and experience to address complex GAAP accounting issues and to prepare and review financial statements and related disclosures under GAAP.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

The Company has implemented certain changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate the material weaknesses identified in fiscal years ended December 31, 2025 and 2024. The implementation of the material aspects of this plan took place during 2025 and 2024. The remediation efforts included:

●	Additional qualified personnel with appropriate levels of accounting knowledge and experience to address GAAP accounting issues have been added to prepare and review financial statements and related disclosures under GAAP.

●	Implementing processes whereby non-routine transactions are analyzed by in-house staff and third-party consultants to ensure proper accounting treatment.

●	Establishing narratives and policies for business processes that relate to financial statements have been put in place to establish proper segregation of duties and internal controls.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While the Company has continued to remediate certain previously identified material weaknesses, our chief executive officer and chief financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those included in this Quarterly Report are any of the risks described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESTRELLA IMMUNOPHARMA, INC.

Date: May 15, 2026	By:	/s/ Cheng Liu
	Name:	Cheng Liu
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Peter Xu
	Name:	Peter Xu
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)