Form 10-Q
period 2026-06-30
Estrella Immunopharma, Inc.
filed 2026-08-13
CIK 1844417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 43,497,864 shares of the issuer’s Common Stock, par value $0.0001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Current Assets
Current assets:
Cash and cash equivalents	$146,670	$1,384,302
Prepaid expenses and other receivables	178,011	292,673
Prepaid expenses, related party	1,500,000	-
Total current assets	1,824,681	1,676,975

Other Assets
Prepaid expenses, related party, non-current	-	1,500,000

Total Assets	$1,824,681	$3,176,975

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable - related party	$8,232	$554,781
Other payables and accrued liabilities	255,559	238,414
Accrued liability - related party	8,304,999	12,393,333
Derivative liabilities	687,224	356,505
Total current liabilities	9,256,014	13,543,033

Total Liabilities	9,256,014	13,543,033

Commitments and Contingencies (Note 4)

Preferred Stock
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025

Stockholders’ Deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,549,509 and 38,486,219 shares issued as of June 30, 2026 and December 31, 2025, respectively	4,355	3,849
Additional paid-in capital	34,751,909	27,219,287
Accumulated deficit	(41,589,218)	(36,990,815)
Treasury stock, at cost 515,281 shares as of June 30, 2026 and December 31, 2025	(598,379)	(598,379)
Total Stockholders’ Deficit	(7,431,333)	(10,366,058)
Total Liabilities and Stockholders’ Deficit	$1,824,681	$3,176,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Operating expenses
Research and development (including $1,375,000, $4,625,000, $2,750,000 and $6,000,000 from a related party for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, respectively)	$1,400,232	$4,660,301	$2,800,507	$6,070,489
General and administrative (including $63,231, $65,151, $133,177 and $129,586 from related parties for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, respectively)	684,015	883,727	1,467,177	1,577,837
Total operating expenses	2,084,247	5,544,028	4,267,684	7,648,326

Loss from Operations	(2,084,247)	(5,544,028)	(4,267,684)	(7,648,326)

Other expenses:
Change in fair value of derivative liabilities	(222,092)	-	(330,719)	-
Total other expenses	(222,092)	-	(330,719)	-

Loss before income tax	(2,306,339)	(5,544,028)	(4,598,403)	(7,648,326)

Income tax provision	-	(850)	-	(863)

Net loss	$(2,306,339)	$(5,544,878)	$(4,598,403)	$(7,649,189)

Net loss applicable to common stock per share, basic and diluted	$(0.05)	$(0.15)	$(0.11)	$(0.21)
Weighted average common stock outstanding, basic and diluted	42,997,733	36,165,589	42,561,826	36,176,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024	36,680,870	$3,668	$(568,917)	$24,636,283	$(23,927,303)	$143,731
Stock-based compensation	-	-	-	159,095	-	159,095
Purchase of treasury stock	-	-	(29,462)	-	-	(29,462)
Net loss	-	-	-	-	(2,104,311)	(2,104,311)
Balance, March 31, 2025 (Unaudited)	36,680,870	3,668	(598,379)	24,795,378	(26,031,614)	(1,830,947)
Stock-based compensation				159,098		159,098
Issuance of common stock for PIPE investment	900,000	90		1,121,969		1,122,059
Net loss					(5,544,878)	(5,544,878)
Balance, June 30, 2025 (Unaudited)	37,580,870	$3,758	$(598,379)	$26,076,445	$(31,576,492)	$(6,094,668)

Balance, December 31, 2025	38,486,219	$3,849	$(598,379)	$27,219,287	$(36,990,815)	$(10,366,058)
Stock-based compensation	-	-	-	146,714	-	146,714
Issuance of common stock, prefunded warrants and common stock warrants for registered direct offering	4,063,290	406	-	7,240,700	-	7,241,106
Exercise of prefunded warrants	631,000	63	-	(57)	-	6
Net loss	-	-	-	-	(2,292,064)	(2,292,064)
Balance, March 31, 2026 (Unaudited)	43,180,509	4,318	(598,379)	34,606,644	(39,282,879)	(5,270,296)
Stock-based compensation	-	-	-	145,298	-	145,298
Exercise of prefunded warrants	369,000	37	-	(33)		4
Net loss	-	-	-	-	(2,306,339)	(2,306,339)
Balance, June 30, 2026 (Unaudited)	43,549,509	$4,355	$(598,379)	$34,751,909	$(41,589,218)	$(7,431,333)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESTRELLA IMMUNOPHARMA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Cash Flows from Operating Activities:
Net loss	$(4,598,403)	$(7,649,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	292,012	318,193
Change in fair value of derivative liabilities	330,719	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	114,662	559,928
Accounts payable - related party	(546,549)	3,719
Other payables and accrued liabilities	17,145	(90,993)
Accrued liability - related party	(4,088,334)	5,981,666
Franchise tax payable	-	(4,134)
Income tax payable	-	(50)
Net cash used in operating activities	(8,478,748)	(880,860)

Cash Flows from Financing Activities:
Payments of transactions cost	(758,882)	(40,000)
Proceeds received from issuance of common stock for PIPE investment	-	1,350,000
Proceeds received from issuance of common stock, prefunded warrants and common stock warrants for registered direct offering	7,999,988	0
Proceeds received from exercise of prefunded warrants	10	-
Purchase of treasury stock	-	(29,462)
Net cash provided by financing activities	7,241,116	1,280,538

Net Change in Cash and Cash Equivalents	(1,237,632)	399,678

Cash and Cash Equivalents at beginning of the period	1,384,302	916,916
Cash and Cash Equivalents at end of the period	$146,670	$1,316,594

Supplemental Cash Flow Information
Cash paid for income tax	$1,600	$913
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Recognition of derivative liabilities upon closing of the PIPE investment	$-	$187,941

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

On March 2, 2023, the FDA cleared Estrella’s IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial (“STARLIGHT-1”). On March 4, 2024, the Company and Eureka executed Statement of Work No. 001 (“SOW”) relating to clinical trial services to be performed by Eureka in connection with the STARLIGHT-1 clinical trial. On May 13, 2024, the Company and Eureka entered into Amendment No. 1 to the Statement of Work, effective as of March 4, 2024 (see Note 5).

In November 2025, the Company announced the completion of Phase I dosing for the STARLIGHT-1 clinical trial. As of June 30, 2026, eleven patients have been dosed in total, comprising nine patients in Phase I, and two Phase II patients dosed in January and June of 2026.

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

In November 2024, the Company established Estrella Immunopharma (Hong Kong) Co. Ltd (“Estrella HK”) as a wholly-owned subsidiary in Hong Kong. This subsidiary was created to facilitate strategic collaborations and provide a local presence to support the Company’s operations and initiatives in Asia. As of June 30, 2026, Estrella HK had not commenced any operations.

On January 7, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) because it had not held an annual meeting of shareholders within twelve months of the end of its transition period ended December 31, 2024. On February 27, 2026, Nasdaq notified the Company that it has granted an extension until June 29, 2026 to regain compliance with this requirement. On June 29, 2026, the Company held its Combined 2025/2026 Annual Meeting of Stockholders, thereby regaining compliance with Nasdaq Listing Rule 5620(a).

Going Concern

In assessing the Company’s liquidity and the substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern based on the following factors: (1) recurring losses from operations of approximately $4.3 million for the six months ended June 30, 2026; (2) an accumulated deficit of approximately $41.6 million as of June 30, 2026; (3) cash and cash equivalents of approximately $0.1 million as of June 30, 2026, compared with current liabilities of approximately $9.3 million, including approximately $8.3 million of accrued milestone obligations payable to Eureka; and (4) net cash used in operating activities of approximately $8.5 million for the six months ended June 30, 2026. The Company has expended substantial funds on its research and development business, has experienced losses and negative cash flows from operations since its inception and expects losses and negative cash flows from operations to continue until its technology receives regulatory approval and the Company generates sufficient revenue and positive cash flow from operations, which may never occur. The Company’s ability to fund its operations is dependent on the amount of cash on hand and its ability to raise debt or additional equity financing, which may not be successful, available on acceptable terms, or available at all.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026. The consolidated Balance Sheet as of December 31, 2025, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company maintains its operating accounts in a single financial institution. The balance is insured by the United States Federal Deposit Insurance Corporation (“FDIC”) but only up to specified limits. The Company’s cash is maintained in a checking account. Cash equivalents consist of funds held in the third-party broker’s account for stock repurchase purposes; such funds are unrestricted and immediately available for withdrawal and use. The balance held at the third-party broker’s account is insured by the United States Securities Investor Protection Corporation (“SIPC”) but only up to specified limits.

Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables primarily include prepayments for third-party services, such as professional fees, insurance premiums, and other items that will be recognized as expense in future periods as the related services are rendered.

Basic and Diluted Loss per Common Stock

Basic net loss per Common Stock is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period. In accordance with ASC 260, contingently issuable shares are included in the weighted average number of shares of Common Stock outstanding for basic net loss per share as of the date all necessary conditions for issuance have been satisfied and issuance of the shares is no longer contingent, regardless of whether the shares have been physically issued as of the reporting date.

Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock and dilutive share equivalents outstanding for the period, determined using the treasury stock and if-converted methods, as applicable. Since the Company has incurred net losses for all periods presented, all potentially dilutive securities were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

As of June 30, 2026 and December 31, 2025, the Company had the following potential Common Stock outstanding which were not included in the calculation of diluted net loss per Common Stock because inclusion thereof would be anti-dilutive:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Public warrant	2,214,993	2,214,993
Common stock warrant	7,594,935	-
Stock options granted	3,600,000	3,600,000
Total	13,409,928	5,814,993

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of one cash account in a financial institution located in the United States. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks. The Federal Deposit Insurance Corporation (FDIC) provides standard insurance coverage of $250,000 per insured bank for each account ownership category. As of June 30, 2026, the Company had not experienced losses on these accounts. As of June 30, 2026 and December 31, 2025, the Company had deposited approximately $0.1 million and $1.4 million, respectively, with a financial institution in the United States. Of these balances, none and approximately $1.1 million, respectively, were not covered by deposit insurance. While management believes that the financial institution is of high credit quality, it also continually monitors its credit-worthiness.

The Securities Investor Protection Corporation (SIPC) provides standard insurance coverage of $500,000 per brokerage account, which includes $250,000 for cash balances. As of June 30, 2026 and December 31, 2025, the Company maintained approximately $500 in its brokerage account, with the entire balance covered by SIPC insurance.

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

The following table sets forth by level within the fair value hierarchy our financial asset and liability that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Carrying Value at June 30, 2026	Fair Value Measurement at June 30, 2026
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities (True-Up Shares, Note 7)	$687,224	$-	$-	$687,224

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities (True-Up Shares, Note 7)	$356,505	$-	$-	$356,505

The fair value of the derivative liability is a Level 3 measurement estimated using a Monte Carlo Simulation model.

As of June 30, 2026, the key unobservable inputs used in the model were as follows: volatility of 89.6%, risk-free rate of 3.87%, and spot price of $1.04 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

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

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the year ended December 31, 2025, and for the six months ended June 30, 2026:

Derivative Liabilities
Initial fair value of derivative liabilities attributable to True-Up shares feature embedded in the Private Placement	$318,316
Change in fair value of derivative liabilities	38,189
Ending balance as of December 31, 2025	356,505
Change in fair value of derivative liabilities	330,719
Ending balance as of June 30, 2026 (Unaudited)	$687,224

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

Accounting for uncertainty in income taxes is recognized based on a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties associated with unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Research and Development Expenses

The Company charges research and development costs to operations as incurred. The Company accrues costs incurred by related parties and external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered. Research and development expenses for the three and six months ended June 30, 2026 and 2025 primarily consisted of costs for the conduct of clinical trials, legal and professional fees, and facilities related fees. Refer to Note 5 for the terms of the License Agreement, the Service Agreement, and the Statement of Work.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by June 30, 2027. No amendments were effective as of June 30, 2026. The Company is still currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on the consolidated financial statements.

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

Note 3 – Other payables and accrued liabilities

Other payables and accrued liabilities consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Accrued professional fees (i)	$179,865	$162,162
Salary and payroll taxes payable	74,635	57,501
Others	1,059	18,751
Total other payables and accrued liabilities	$255,559	$238,414

(i)	The balance of accrued professional fees represented amount due to third party service providers which include, legal and consulting fee related to research and development, and others.

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

As of June 30, 2026 and December 31, 2025, Estrella had no remaining balance of accounts payable - related party related to the upfront payment under the License Agreement. As of June 30, 2026, two development milestones Milestone 1 (IND submission of EB103 to the FDA) and Milestone 2 (first patient dosed in the first clinical trial of a licensed product) had been earned by Eureka under the Agreement. Milestone 1 was paid on October 10, 2023, and Milestone 2 ($50,000) was paid on September 3, 2024, both recorded as research and development expense in the Company’s unaudited condensed consolidated statements of operations.

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

Services provided by Eureka under the Services Agreement commenced in June 2022 and the IND application for EB103 allowance milestone was achieved in March 2023. Following the consummation of the Business Combination on September 29, 2023, the Company remitted approximately $9.3 million to Eureka on October 10, 2023. As of June 30, 2026 and December 31, 2025, the Company has settled all amounts owed under the Services Agreement, and there are no outstanding accounts payable or related-party liabilities associated with this agreement.

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

As of June 30, 2026, the Company has paid $3.5 million to Eureka for fees associated with the study initiation milestones that have been achieved, $6.9 million for patient dosing, $0.5 million for second site activation, and deposited $1.5 million for patient treatment expenses, which will be applied to the final invoice, with any unused portion refunded once all fees are settled. The deposit of $1.5 million was recorded as prepaid expenses - related party on the unaudited condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, eleven and nine patients had been dosed, respectively. The second clinical trial site was activated in April 2025. All costs associated with patient dosing and second site activation were recorded as research and development expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2026, the Company accrued approximately $8.3 million under accrued liability – related party, related to outstanding dosing milestone payments. As of December 31, 2025, the Company accrued approximately $12.4 million under accrued liability – related party, and recorded $0.5 million as accounts payable – related party, which included amounts related to outstanding dosing milestone payments and second site activation costs.

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

Consulting Agreement

On November 1, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with CoFame Investment Management Co. LLC (“CoFame Management”), a related party, as CoFame Management’s manager, Hong Zhang, serves as a director of the Company. Pursuant to the Consulting Agreement, CoFame Management provides advisory and consulting services to the Company regarding activities in Asia, including investor relations and potential business collaborations, as mutually agreed from time to time.

As of June 30, 2026, the Company has accrued $54,999 under accrued liability - related party and has no outstanding balance in accounts payable - related party related to CoFame Management, as all invoices for the period through March 2026 have been settled. As of December 31, 2025, the Company had accrued $18,333 under accrued liability – related party and $36,666 under accounts payable – related party, representing unpaid consulting fees due to CoFame Management.

The following table summarizes research and development expenses and general and administrative expenses incurred by the Company in connection with related party transactions for the three and six months ended June 30, 2026 and 2025, as discussed above.

Name of related party	Relationship	Nature	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Eureka	Shareholders of the Company	Research and development expenses	$1,375,000	$4,625,000	$2,750,000	$6,000,000
Eureka	Shareholders of the Company	General and administrative expenses	8,232	10,154	23,179	19,589
CoFame Management	Hong Zhang, director of the Company, is the manager of CoFame Management	General and administrative expenses	54,999	54,997	109,998	109,997
Total	$1,438,231	$4,690,151	$2,883,177	$6,129,586

Series AA Preferred Stock / Eureka Ownership

On June 28, 2022, Estrella and Eureka entered into the Contribution Agreement, pursuant to which Eureka agreed to contribute and assign to Estrella all rights, title and interest in and to the Assets in exchange for 105,000,000 shares of Estrella’s Series AA Preferred Stock. The issued shares of Series AA Preferred Stock were converted to Common Stock immediately prior to the closing of the Business Combination on September 29, 2023. As of June 30, 2026 and December 31, 2025, Eureka collectively owned approximately 58.7% and 66.6% of the Company’s outstanding shares, respectively. The decrease primarily reflects dilution from the January 2026 Registered Direct Offering and Private Placement (Note 7).

Lease

Refer to “Note 9 – Leases”

Note 6 – Preferred stock

All previously issued shares of Series AA and Series A preferred stock were converted to common stock immediately prior to the closing of the business combination on September 29, 2023. Upon the closing of the business combination, the specific authorizations for Series AA and Series A preferred stock under the pre-merger certificate of incorporation were cancelled, and the Company’s Amended and Restated Certificate of Incorporation now authorizes 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.

Note 7 – Stockholders’ equity (deficit)

The Company’s authorized shares of Common Stock is 250,000,000 with a par value of $0.0001 per share (the “Common Stock”). As of June 30, 2026 and December 31, 2025, there were 43,549,509 and 38,486,219 shares of Common Stock issued, respectively.

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

On January 22, 2024, the Company completed the issuance of an additional 704,819 shares of Common Stock to each of the two PIPE Investors. The shares were issued as part of the consideration that each PIPE Investor was entitled to receive thirty days following the date of the closing of the Business Combination. In addition, in December 2025, the Company issued 205,349 additional shares to the PIPE Investors in accordance with the terms of the Subscription Agreements as the Company’s common stock for the fifteen (15) trading days prior to September 29, 2025 was less than $8.30, and based on the VWAP from September 8 to September 26, 2025.

Stock purchase agreement shares

-	2025 Securities Purchase Agreements

From May 2025 to September 2025, the Company entered into Securities Purchase Agreements with three accredited investors. Each Securities Purchase Agreement includes a contingent value protection feature pursuant to which the Company may be required to issue additional True-Up shares of Common Stock if the market price of the Company’s stock on the 12-month anniversary of each respective closing is below $1.50 per share. In 2025, the Company received gross proceeds of $2.4 million in connection with the executed Securities Purchase Agreements and issued 1,600,000 shares of its Common Stock to the investors, and incurred issuance costs of $117,473 related to the transaction.

The True-Up feature was determined to require bifurcation from the host equity contract and is accounted for separately as a derivative liability under ASC 815. The derivative liability is initially measured at fair value on the issuance date and is remeasured at fair value at each subsequent reporting date, with changes in fair value recognized as other expenses in the unaudited condensed consolidated statements of operations. In accordance with the Securities Purchase Agreements executed between May 2025 to September 2025, the maximum number of True-Up Shares totals to 735,857.

As of June 30, 2026, all conditions for the issuance of 463,636 True-Up Shares for certain Securities Purchase Agreements had been satisfied, and the Company was unconditionally obligated to issue such shares. Therefore, in accordance with ASC 260-10-45-13, these 463,636 True-Up Shares were included in the computation of basic net loss per share beginning on the date the contingency was resolved, even though the shares were not issued until July 1, 2026. The derivative liability associated with these True-Up Shares continued to be measured at fair value through June 30, 2026 and was reclassified to common stock and additional paid-in capital upon issuance of the shares on July 1, 2026.

Change in fair value recognized for the three and six months ended June 30, 2026 were $222,092 and $330,719, respectively. The Company did not recognize any changes in fair value for the three and six months ended June 30, 2025 as no derivative liabilities existed then.

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

The Company accounted for the 2,214,993 Public Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. As of June 30, 2026 and December 31, 2025, none of the Public Warrants had been exercised.

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

During the six months ended June 30, 2026, 1,000,000 Pre-Funded Warrants were exercised, resulting in the issuance of 1,000,000 shares of Common Stock. As of June 30, 2026, no Pre-Funded Warrants remained unexercised.

As of June 30, 2026, none of the Common Stock Warrants had been exercised.

The summary of warrants activity is as follows:

	Warrants outstanding	Common stock issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2024	2,214,993	2,214,993	$11.5	3.67
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
December 31, 2025	2,214,993	2,214,993	$11.5	2.67
Granted	8,594,935	8,594,935	1.23	4.50
Forfeited	-	-	-	-
Exercised	(1,000,000)	(1,000,000)	0.00001	-
June 30, 2026 (Unaudited)	9,809,928	9,809,928	$3.67	3.97

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

During the six months ended June 30, 2026, the Company did not repurchase any shares of its Common Stock in the open market. During the corresponding six months ended June 30, 2025, the Company repurchased 28,302 shares of its Common Stock in open market transactions for an aggregate purchase price of $29,462, representing a weighted average price of $1.04 per share. As of June 30, 2026, and December 31, 2025, the Company has repurchased a cumulative total of 515,281 shares of its Common Stock, and approximately $0.4 million remained available for future repurchases under the authorization.

Note 8 – Stock-based compensation

At the special meeting of UPTD stockholders related to the Business Combination held on July 31, 2023, UPTD’s shareholders approved the adoption of the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on the Closing Date. Upon the closing of the Business Combination, 3,520,123 shares of common stock were authorized for issuance under the 2023 Plan.   The share reserve under the 2023 Plan increases automatically on January 1 of each year pursuant to an evergreen provision. Accordingly, the share reserve increased by 1,941,293 shares on January 1, 2024, by 1,920,444 shares on January 1, 2025, and by 2,115,684 shares on January 1, 2026. As of June 30, 2026, a total of 9,497,544 shares were authorized for issuance under the 2023 Plan.

On October 30, 2024, the Company granted options under the 2023 Plan to purchase 3,600,000 shares of its Common Stock to its employees, board of directors, and other consultants. No additional stock options were granted or exercised during the six months ended June 30, 2026 or the year ended December 31, 2025.

The stock-based compensation expense was recorded in the Company’s results of operations. For the six months ended June 30, 2026 and 2025, the stock-based compensation expense was $292,012 and $318,193, respectively.

The breakdown of stock-based compensation by categories for the three and six months ended June 30, 2026 and 2025 is summarized below:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$10,232	$10,301	$20,507	$20,489
General and administrative	135,066	148,797	271,505	297,704
Total stock-based compensation	$145,298	$159,098	$292,012	$318,193

The aggregate grant date fair value of stock options granted under the 2023 Plan was $2,350,018, representing a weighted-average grant date fair value of $0.65 per share. As of June 30, 2026 and December 31, 2025, there were approximately $1,006,776 and $1,298,788 of unvested compensation costs, respectively, which are expected to be recognized over a weighted average remaining employment service period of approximately 1.82 and 2.29 years, respectively.

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

A summary of information related to stock option activities for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	3,600,000	$0.815	8.84	$2,682,000
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2026	3,600,000	$0.815	8.34	$810,000
Options vested and expected to vest at June 30, 2026	3,600,000	$0.815	8.34	$810,000
Options exercisable at June 30, 2026	2,062,472	$0.815	8.34	$464,057

Note 9 – Leases

The Company has entered into a series of short-term office sublease agreements with Eureka:

●	Lease 3: January 1, 2025 to June 30, 2025, at $2,000 per month (six months)

●	Lease 4: July 1, 2025 to December 31, 2025, at $2,000 per month (six months)

●	Lease 5: January 1, 2026 to June 30, 2026, at $2,000 per month (six months)

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

Rent expense for the three months ended June 30, 2026 and 2025 was $6,000. Rent expense for the six months ended June 30, 2026 and 2025 was $12,000.

Note 10 – Segment Information

The Company conducts its business as a single operating and reportable segment based on its organizational and management structure and the manner in which the Chief Operating Decision Maker (“CODM”) reviews financial information to allocate resources and assess performance, consistent with the Company’s segment reporting policy described in Note 2. The accounting policies of the Company’s single operating segment are the same as those described in Note 2. The key measure of segment profitability used by the CODM to allocate resources and assess performance is net income (loss), as reported on the unaudited condensed consolidated statements of operations. The following table presents the significant expense categories of the Company’s single operating segment for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses and other expenses:
Clinical trial related service fee to related party (Note 5)	$1,375,000	$4,625,000	$2,750,000	$6,000,000
Consulting fee	15,000	25,000	30,000	50,000
Stock-based compensation (Note 8)	145,298	159,098	292,012	318,193
Salary expense	131,272	131,096	260,036	260,807
Professional fee	289,932	475,437	688,065	760,527
Insurance expense	81,850	83,636	161,189	164,693
Other general and administrative fee	45,895	44,761	86,382	94,106
Change in fair value of derivative liabilities	222,092	-	330,719	-
Loss before income tax	2,306,339	5,544,028	4,598,403	7,648,326

Income tax expense	-	850	-	863
Net loss	$2,306,339	$5,544,878	$4,598,403	$7,649,189

Note 11 – Subsequent Events

Issuance of True-Up Shares

On July 1, 2026, the Company issued 463,636 shares of Common Stock to the investors under the Securities Purchase Agreements entered into on May 30, 2025 and June 1, 2025 and closed on June 30, 2025, in settlement of the True-Up obligation that became fixed during the three months ended June 30, 2026 (see Note 7).

Termination of CoFame Management Consulting Agreement

On June 29, 2026, the Company and CoFame Management mutually agreed to terminate the Consulting Agreement (see Note 5), effective July 1, 2026. All accrued fees and expenses through June 30, 2026 are payable by August 31, 2026. In connection with the termination, 520,858 unvested shares underlying the Advisory Consulting Service Award were forfeited effective July 1, 2026, while 479,142 vested shares remain exercisable through October 1, 2026.

Office Sublease Renewal

Effective July 1, 2026, the Company entered into a successor short-term office sublease with Eureka for the period from July 1, 2026 through December 31, 2026, at a monthly fee of $2,000.

Milestones under Statement of Work #001

In July 2026, one additional patient was dosed in the STARLIGHT-1 clinical trial. The Company accrued an additional $1.375 million for this milestone under the SOW.

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

On March 2, 2023, the FDA cleared the IND application for EB103, allowing Estrella to proceed with the Phase I/II STARLIGHT-1 Clinical Trial. On March 4, 2024, Estrella and Eureka Therapeutics, Inc. (“Eureka”) entered into Statement of Work No. 001 (“SOW”) relating to the clinical trial services to be performed by Eureka in connection with STARLIGHT-1. Pursuant to the SOW, Estrella agrees to pay Eureka non-refundable net fees in connection with the achievement of certain milestones, with total fees of $33.5 million for achievement of all milestones, including a $0.5 million fee for the activation of the second clinical site. As of June 30, 2026, eleven patients have been dosed in the STARLIGHT-1 clinical trial, and we accrued approximately $8.3 million in accrued liabilities - related party for the outstanding dosing milestone payments. As of June 30, 2026, Estrella has paid approximately $3.5 million to Eureka for fees associated with the study initiation milestones that have been achieved, approximately $6.9 million for patient dosing, and $0.5 million for second site activation.

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

As of June 30, 2026, we had an accumulated deficit of approximately $41.6 million. We have remitted payment of approximately $11.2 million to Eureka under the License Agreement and Services Agreement, paid approximately $10.9 million to Eureka for fees associated with milestones under SOW #001, and made a $1.5 million deposit for patient treatment expenses, which will be applied to the final invoice.

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

Recent Developments

STARLIGHT-1 Clinical Trial Progress

In November 2025, the Company announced the completion of Phase I dosing in the STARLIGHT-1 clinical trial of EB103, our lead product candidate. In 2026, two Phase II patient have been dosed in the STARLIGHT-1 clinical trial, one in January and one in June. All dosing milestones recognized as of June 30, 2026 have been recorded as research and development expense under the SOW with Eureka. The Company continues to enroll patients and advance the STARLIGHT-1 clinical trial.

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

During the six months ended June 30, 2026, 1,000,000 Pre-Funded Warrants were exercised, resulting in the issuance of 1,000,000 shares of Common Stock. As of June 30, 2026, no Pre-Funded Warrants remained unexercised.

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

Nasdaq Listing Compliance

On January 7, 2026, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5620(a) due to our failure to hold an annual meeting of shareholders within twelve months of the end of our transition period ended December 31, 2024. On February 27, 2026, Nasdaq granted us an extension until June 29, 2026 to regain compliance. The Company held its Combined 2025/2026 Annual Meeting of Stockholders on June 29, 2026, thereby regaining compliance with Nasdaq Listing Rule 5620(a).

Results of Operations

Estrella was formed on March 30, 2022, and has not commenced revenue-producing operations. To date, our operations have consisted of the development and clinical-stage testing of our product candidates, EB103 and EB104, preparation and submission of the IND application for EB103, and conduct of the STARLIGHT-1 clinical trial.

Results of Operations for the Three Months Ended June 30, 2026 and 2025 (Unaudited)

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to the STARLIGHT-1 clinical trial, which is principally performed by Eureka under the SOW.

For the three months ended June 30, 2026 and 2025, we incurred approximately $1.4 million and $4.7 million of research and development expenses, respectively. The decrease of approximately $3.3 million, or 69.9%, was primarily attributable to the timing of patient dosing milestones payable to Eureka under SOW #001. All research and development expenses incurred for the periods presented were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22.

The breakdown of research and development expenses by category for the three months ended June 30, 2026 and 2025 is summarized below:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
	(Unaudited)	(Unaudited)
Clinical trial related service fee to related party (Note 5)	$1,375,000	$4,625,000
Consulting fee	15,000	25,000
Stock-based compensation	10,232	10,301
Total research and development	$1,400,232	$4,660,301

General and Administrative Expenses

For the three months ended June 30, 2026 and 2025, general and administrative expenses were approximately $0.7 million and $0.9 million, respectively, representing a decrease of approximately $0.2 million, or 22.6%. The decrease was primarily attributable to lower legal and professional fees.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2026 and 2025, the Company recognized a loss from the change in fair value of derivative liabilities of approximately $0.2 million and $0, respectively. The loss was primarily attributable to the periodic remeasurement of the derivative liabilities associated with the True-Up feature embedded in the Securities Purchase Agreements entered into between May and September 2025.

Net Loss

We incurred a net loss of approximately $2.3 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Results of Operations for the Six Months Ended June 30, 2026 and 2025 (Unaudited)

Research and Development Expenses

Research and development expenses consist primarily of costs related to conducting work related to the STARLIGHT-1 clinical trial, which is principally performed by Eureka under the SOW.

For the six months ended June 30, 2026 and 2025, we incurred approximately $2.8 million and $6.1 million of research and development expenses, respectively. The decrease of approximately $3.3 million, or 53.9%, was primarily attributable to the timing of patient dosing and site activation milestones payable to Eureka under SOW #001. All research and development expenses incurred for the periods presented were dedicated to the development of ARTEMIS® T-cell therapies targeting CD19 and CD22.

The breakdown of research and development expenses by category for the six months ended June 30, 2026 and 2025 is summarized below:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
	(Unaudited)	(Unaudited)
Clinical trial related service fee to related party (Note 5)	$2,750,000	$6,000,000
Consulting fee	30,000	50,000
Stock-based compensation	20,507	20,489
Total research and development	$2,800,507	$6,070,489

Research and development expenses for the six months ended June 30, 2026 included costs associated with two patients dosed under SOW #001, compared with costs associated with one site activation and four patients dosed in the six months ended June 30, 2025. Stock-based compensation allocated to research and development remained consistent at approximately $10,000 per quarter for both periods.

General and Administrative Expenses

For the six months ended June 30, 2026 and 2025, general and administrative expenses were approximately $1.5 million and $1.6 million, respectively, representing a decrease of approximately $0.1 million, or 7.0%. The decrease was primarily attributable to lower legal and professional fees.

Change in fair value of derivative liabilities

For the six months ended June 30, 2026, the Company recognized a loss of approximately $0.3 million from the change in fair value of derivative liabilities, compared to no such loss for the six months ended June 30, 2025. The loss was primarily attributable to the periodic remeasurement of the derivative liabilities associated with the True-Up feature embedded in the Securities Purchase Agreements entered into between May and September 2025.

Net Loss

We incurred a net loss of approximately $4.6 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively. We expect our research and development expenses to continue to increase as we continue to work with Eureka to advance the IND filings, preclinical and clinical development of our product candidates and preclinical programs, seek regulatory approval for any product candidates that successfully complete clinical trials, scale up our clinical and regulatory capabilities, adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products, maintain, expand, and protect our intellectual property portfolio, add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and incur additional legal, accounting, and other expenses in operating as a public company.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $0.1 million and a working capital deficit of approximately $7.4 million. Since our inception, we have expended substantial funds on research and development and have experienced significant losses and negative cash flows from operations. For the six months ended June 30, 2026, we reported a net loss of approximately $4.6 million and net cash used in operating activities of approximately $8.5 million. As of June 30, 2026, we had an accumulated deficit of approximately $41.6 million.

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

Material Cash Requirements and Capital Sources

Our primary use of cash is to fund operating expenses, primarily consisting of clinical trial activities and related research and development costs. Pursuant to the SOW with Eureka for the STARLIGHT-1 clinical trial, we agreed to pay total non-refundable net fees of $33.5 million for the achievement of all projected milestones, including a $0.5 million fee for the activation of the second clinical site. As of June 30, 2026, we have cumulatively incurred approximately $19.1 million to Eureka for milestones achieved, and we hold an accrued liability to related parties of approximately $8.3 million for the outstanding milestone payments.

Our ability to fund our operations is dependent on our cash on hand, our ability to raise debt or additional equity financing, and ultimately our ability to generate sufficient revenue. We plan to raise additional capital in the future; however, there is no assurance that such financing will be available on acceptable terms, or at all. Furthermore, while we have tradeable warrants outstanding, it is unlikely that holders will exercise these warrants to provide additional liquidity in the near term, as the current market price of our Common Stock ($0.722 per share as of August 10, 2026) is significantly lower than the $11.50 per share exercise price. Additionally, our Common Stock Purchase Agreement with White Lion Capital LLC expired on December 30, 2025, and is no longer available as a source of liquidity.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $8.5 million for the six months ended June 30, 2026, and was primarily attributable to (a) a net loss of approximately $4.6 million and (b) a decrease of approximately $4.6 million in related party liabilities (accrued liabilities and accounts payable), resulting primarily from the settlement of milestone invoices previously due to Eureka, offset by (i) approximately $0.6 million (net) non-cash items, consisting of change in fair value of derivative liabilities and stock-based compensation under the 2023 Plan, (ii) an increase of approximately $17,000 in other payables and accrued liabilities, and (iii) approximately $115,000 decrease in prepaid expenses and other receivables primarily due to the utilization of previously recorded prepaid expenses during the six months ended June 30, 2026.

Net cash used in operating activities was approximately $0.9 million for the six months ended June 30, 2025, and was primarily attributable to (a) a net loss of approximately $7.6 million, and (b) approximately $91,000 decrease in other payables and accrued liabilities primarily due to the settlement of various previously accrued expenses, offset by (i) approximately $6.0 million increase in accrued liability – related party as additional service charges were incurred from Eureka following the completion of four patients dosing and a site activation milestone (see Note 5 and Commitments and Contingencies section), (ii) approximately $0.3 million increase in non-cash item of stock-based compensation under the 2023 Plan, and (iii) approximately $0.6 million decrease in prepaid expenses and other receivables primarily due to the utilization of previously recorded prepaid expenses during the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was approximately $7.2 million for the six months ended June 30, 2026, and was primarily attributable to net proceeds of approximately $7.2 million received from the Registered Direct Offering and concurrent Private Placement consummated on January 6, 2026, net of placement agent fees and offering expenses.

Net cash provided by financing activities was approximately $1.3 million for the six months ended June 30, 2025, consisting of approximately $1.4 million of gross proceeds from the issuance of common stock in a private placement, partially offset by $40,000 of transaction costs and approximately $29,000 of open market repurchases of our common stock under our stock repurchase program.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

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

As of June 30, 2026, we have fully paid the $1.0 million license fee to Eureka. Two development milestones - the IND submission of EB103 to the FDA (“Milestone 1”, $50,000, paid October 2023) and the first patient dosed in the first clinical trial of a licensed product (“Milestone 2”, $50,000, paid September 2024) have been earned by Eureka and paid in full. No other development milestones, sales milestones, or royalty payments have been earned or are payable, as we do not have any product candidates approved for sale and have not generated any revenue from product sales.

Services Agreement

Pursuant to the Services Agreement, we agreed to pay Eureka $10.0 million in connection with the services thereunder, payable in twelve equal monthly installments, and to reimburse Eureka on a monthly basis for reasonable pass-through costs. In addition, we will be charged for other services performed by Eureka outside the scope of the services set forth in the Services Agreement, at a flat rate, by time or materials or as mutually agreed upon by the parties in writing. As of June 30, 2026, we have fully settled all amounts owed under the Services Agreement, and there are no outstanding accounts payable or related-party liabilities associated with this agreement.

Statement of Work

Pursuant to the SOW (and Amendment No. 1), Estrella agreed to pay Eureka total fees of up to $33.5 million in connection with the Phase I/II clinical trial of EB103, including a $0.5 million fee for the activation of the second clinical site. As of June 30, 2026, eleven patients have been dosed and two clinical sites are active.

Amounts related to the SOW are accrued as earned by Eureka and recorded as research and development expense. As of June 30, 2026, approximately $8.3 million in earned but not yet formally invoiced milestone payments were recorded as accrued liability - related party on our unaudited condensed consolidated balance sheet. The $1.5 million deposit for patient treatment expenses continues to be recorded as prepaid expenses - related party, current, and will be applied against the final invoice.

Office Lease

Effective July 1, 2026, the Company entered into a successor short-term office sublease with Eureka for the period from July 1, 2026 through December 31, 2026, at a monthly fee of $2,000.

Equity Financing — 2025 Securities Purchase Agreements

From May 2025 to September 2025, we entered into Securities Purchase Agreements with three accredited investors. Each agreement includes a True-Up feature pursuant to which we may be required to issue additional shares of Common Stock (up to a maximum of 735,857 True-Up Shares in aggregate) if our Common Stock price is below $1.50 on the 12-month anniversary of each respective closing. This True-Up feature is recorded as a derivative liability, measured at fair value through earnings. As of June 30, 2026, the fair value of this derivative liability was $687,224.

Equity Financing — January 2026 Registered Direct Offering

In connection with the January 6, 2026 RDO, we issued Common Stock Warrants exercisable for up to 7,594,935 shares of Common Stock at $1.39 per share, expiring January 6, 2031. The Common Stock Warrants are equity-classified. We also fulfilled our registration obligation related to the Common Stock Warrants through a Form S-1 that became effective January 23, 2026. As of June 30, 2026, no Common Stock Warrants have been exercised.

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

As of June 30, 2026, the fair value of the derivative liability related to the True-Up Shares was valued at $687,224 using a Monte Carlo Simulation model. Key inputs of the model used included a volatility of 89.6%, a risk-free rate of 3.87%, and a spot price of $1.04 per share. The model captured the path-dependent payoff structure of the True-Up obligation and incorporated the terms of the contingent settlement feature, including the $0.99 to $1.08 True-Up Price and the Contractual Floor Price of $0.20 per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of June 30, 2026 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTRELLA IMMUNOPHARMA, INC.

By:	/s/ Cheng Liu
Name:	Cheng Liu
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2026

By:	/s/ Peter Xu
Name:	Peter Xu
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 13, 2026